Form 10QSB
period 2004-11-30
AAB NATIONAL CO
filed 2005-07-12
CIK 1321506

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2004
                           File Number 000-51416

                               AAB NATIONAL COMPANY

                            ----------------------------------------------------
--------------------------
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

As of November 30, 2004 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

ISSUER: AAB NATIONAL COMPANY CUSIP NUMBER: 000303 10 7















AAB NATIONAL COMPANY            Form 10-QSB          November 30, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           November 30, 2004 and May 31, 2004 . . . . . . . . . . . . .  4

          Statements of Operations
           Six Months Ended November 30, 2004 and for the Period
           from January 23, 2004 to November 30, 2003 . . . . . . . . .  5

          Statements of Operations
           Three Months Ended November 30, 2004 and for the Period
           from January 23, 2004 to November 30, 2003 . . . . . . . . .  6

          Statement of Changes in Shareholders' Equity
           From January 23, 2004 Through November 30, 2004  . . . . . .  7

          Statements of Cash Flows
           Six Months Ended November 30, 2004 and for the Period
           from January 23, 2004 to November 30, 2003  . . . . . . .  .  8

          Notes to Financial Statements  . . . . . . . . . . . . . . .  10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 22

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 28


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 29

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 30

ITEM 5 Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . 30

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 38


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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
AAB National Company
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of AAB National Company as of November 30, 2004 and May 31, 2004, and the related statements of operations, for the three-month periods and the six-month periods ended November 30, 2004 and for the period from January 23, 2004 to November 30, 2003, the statement of changes in stockholders' equity from January 23, 2004 through November 30, 2004, and the statements of cash flows for the six-month periods ended November 30, 2004 and for the period from January 23, 2004 and November 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of AAB National Company.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
May 13, 2005

AAB NATIONAL COMPANY
BALANCE SHEET
(UNAUDITED)
                                            NOVEMBER 30, 2004    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $       3,244   $          -
         Inventory                                      1,444              -
         Prepaid Expense                                    8              8
                                                  ------------   ------------
             Total Current Assets                       4,696              8
                                                  ------------   ------------
    Other Assets
            Intangible Assets, Net                         58             65
                                                  ------------   ------------
             Total Other Assets                            58             65
                                                  ------------   ------------
TOTAL ASSETS                                    $       4,754   $         73
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          -
            Notes Payable                                  78             78
            Shareholder Loans                           8,000              -
                                                  ------------   ------------
         Total Current Liabilities                      8,080              -
                                                  ------------   ------------
     Total Liabilities                                  8,080              -
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996              -
         Paid-in-Capital                               (3,552)             -
         Accumulated deficit                           (4,770)            (5)
                                                  ------------   ------------
  Total Stockholders' Equity                           (3,326)            (5)
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $      4,754   $         73
                                                  ============   ============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AAB NATIONAL COMPANY
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
JANUARY, 23, 2004 TO NOVEMBER 30, 2003
(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                 4,758                -
            Sales and Marketing                            -                -
            Amortization                                   7                -
                                                 ------------     ------------
          Total Operating Expenses                     4,765                -

                                                 ------------     ------------
          Loss from Operations                        (4,765)               -
                                                 ------------     ------------
   Net Loss                                      $    (4,765)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                -
                                                 ============     ============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AAB NATIONAL COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
JANUARY, 23, 2004 TO NOVEMBER 30, 2003

(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003

     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                 4,758                -
            Sales and Marketing                            -                -
            Amortization                                   4                -
                                                 ------------     ------------
          Total Operating Expenses                     4,762                -

                                                 ------------     ------------
          Loss from Operations                        (4,762)               -
                                                 ------------     ------------
   Net Loss                                      $    (4,762)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                -
                                                 ============     ============














See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AAB NATIONAL COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, JANUARY 23, 2004, THROUGH NOVEMBER 30, 2004
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance                  -       -         -          -           -
  January 23, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.
                49,955,112        0     1,444          0       1,444

Net Income               -        -         -         (5)         (5)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        0     1,444         (5)         (5)

Cancellation of
 Common Stock
 by eCom eCom         (100)      (0)       (0)         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112    4,996    (4,996)         0       1,439

Net Operating Loss       -        -         -     (4,765)     (4,765)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 30, 2004   49,955,112  $ 4,996  $ (3,552)  $ (4,770)    $(3,326)
                =========== ======== ========= ========== ===========















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AAB NATIONAL COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
JANUARY, 23, 2004 TO NOVEMBER 30, 2003

(UNAUDITED)

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                            _______________    ________________

Cash Flows From Operating Activities
    Cash received from customers             $           0       $            -
    Cash paid to suppliers of goods
        and services                                (4,756)                   -
    Income Taxes Paid                                    0                    -
    Interest Paid                                        0                    -
    Interest Received                                    0                    -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                       (4,756)                   -
                                            _______________    ________________
Cash Flows From Investing Activities
    Acquisition of Intangible Assets                     -                    -
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                    -
                                            _______________    ________________
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders             10,000                    -
    Payments of Loans to Related Company            (2,000)                   -
                                            _______________    ________________
Net Cash Flows Provided By
         Financing Activities                        8,000                    -
                                            _______________    ________________
Net Increase / (Decrease) in Cash                    3,244                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004 and
 January 23, 2004                                        -                    -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, Nov 30, 2004 and 2003         $      3,244       $            -
                                            ===============    ================








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AAB NATIONAL COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
JANUARY, 23, 2004 TO NOVEMBER 30, 2003

(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                           _________________   ________________

    Net Income (Loss)                        $      (4,765)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                      7                   -
    Cash was increased by:
      Increase in accounts payable                       2                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Increase in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $      (4,756)      $           -
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------

On March 1, 2004, the Company acquired approximately $1,444 in tangible assets distributed from eCom eCom as part of the spin-off from its Parent Company.














See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                     9
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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



                                     10
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

The motion in the above described June 4, 2004 Board Resolution included the instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST) to the proper entities when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding, contrary to what board members Richard Turner and Barney A. Richmond had been previously advised by Chairman Panaia, eCom was not able to pay FAST the amounts required to send out the stock
                                     11
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

certificates to the shareholders, and accordingly, the shares were not issued as stated.

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

                                     12
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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


                                     13
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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


                                   14
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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



                                     15
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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





                                    16
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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


                                    17
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

AMORTIZATION
The accounting for a recognized intangible asset acquired after June 30, 2001 is based on its useful life to the Company. If an intangible asset has a finite life, but the precise length of that life is not known, that intangible asset shall be amortized over management's best estimate of its useful life.
An intangible asset with a indefinite useful life is not amortized. The useful life to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.

NOTE C - NOTES RECEIVABLE

None

                                    18
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE D - INVENTORY

Inventories are valued at the lower of cost (first-in, first-out) or market.


NOTE E - PROPERTY AND EQUIPMENT

None


NOTE F - PREPAID EXPENSES

Prepaid expenses consist of annual service fees for web-hosting.


NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending November 30, 2004 and May 31, 2004 is $12 and $5 respectively. Amortization expense for the periods ending November 30, 2004 and 2003 is $4 and $0 respectively.

NOTE H - OTHER ASSETS

None


NOTE I -STOCKHOLDERS LOANS & NOTES PAYABLE

The Stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.


NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2004 totals approximately $20. These carryforwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.
                                    19
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE K - INCOME TAXES (CONTINUED)

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively.
A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the six months ended November 30, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    November 30, 2004
                                                    --------------
         Loss carry forward for tax purposes        $          20
                                                    ==============
         Deferred tax asset (34%)                               7
         Valuation allowance                                   (7)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2004 was approximately
$7. These carryforwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

                                    20
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $78 for funds advanced to the Company for its' operations. American Capital is owed $8,000.

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

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer
                                    21
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The Company has adopted SFAS No. 150 and the adoption has had no impact on the Company's operating results or financial position.

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

Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which has created contingent liabilities for all shareholders. Because of the aforementioned financial
                                    23
AAB NATIONAL COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

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

AAB NATIONAL COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations. While the Company intends to try to run these operations profitably, there can be no assurance that the Company will be successful will be profitable.

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

AAB NATIONAL COMPANY
ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

AAB NATIONAL COMPANY

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

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001,SEC CIK number 0001288012,with the United
                                    30
AAB NATIONAL COMPANY
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)
States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

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

In order to comply with General Accepted Accounting Principles ("GAAP") with respect to American Capital's audits, Mr. Panaia had previously agreed to sign promissory notes for the loans provided by American Capital as soon as all parties could determine the exact amounts of the then forthcoming invoices (whose amounts were unknown until received) by the SEC qualified accounting firm, Wieseneck & Andres, P.A. When these accounting invoices and other expense invoices were received in early August 2004, Mr. Panaia would not return telephone calls and would not sign accounting confirmation requests from American Capital accountants, nor would he sign the necessary promissory notes. Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004,an
                                    31
AAB NATIONAL COMPANY
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)
additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including its de-listing from the OTCBB, as described below.

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

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls
                                    32
AAB NATIONAL COMPANY
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)
from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars,including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs.

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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health,all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
                                    33
AAB NATIONAL COMPANY
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005
                                    34
AAB NATIONAL COMPANY
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)
Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans,not only will recapture the lost shareholder value of eCom,but will also enhance the viability of future long term shareholder value as well.

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

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft, Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5
                                    35
AAB NATIONAL COMPANY
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

The Company does not have any off-balance sheet arrangements.
                                    36
AAB NATIONAL COMPANY

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






                                     37







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

                                     38

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

                                     39
AAB NATIONAL COMPANY

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

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of AAB NATIONAL COMPANY, a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:


                                     40


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























                                     41