Form 10QSB
period 2005-02-28
AAB NATIONAL CO
filed 2005-07-12
CIK 1321506

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2005
                           File Number 000-51416

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

As of February 28, 2005 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

On March 3, 2005 AAB National Company and received CUSIP NUMBER: 000303 10 7 (attached as Exhibit 99.2)

On March 23, 2005, AAB National Company received CIK Number: 0001321506 (attached as Exhibit 99.4)










AAB NATIONAL COMPANY            Form 10-QSB          February 28, 2005

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           February 28, 2005 and May 31, 2004 . . . . . . . . . . . . .  4

          Statement of Operations
           Nine Months Ended February 28, 2005 and for the Period
           from January 23, 2004 to February 29, 2004. . . . . . . . . . 5

          Statement of Operations
           Three Months Ended February 28, 2005 and for the Period
            from January 23, 2004 to February 29, 2004. . . . . . . . . .6

          Statement of Changes in Shareholders' Equity
           from January 23, 2004 Through February 28, 2005  . . . . . .  7

          Statement of Cash Flows
           Nine Months Ended February 28, 2005 and for the Period
            from January 23, 2004 to February 29, 2004 . . . . . . .  .  8

          Notes to Financial Statements  . . . . . . . . . . . . . . .  10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 22

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 28


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 29

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 30

ITEM 5 Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . 30

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
AAB National Company
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheet of AAB National Company as of February 28, 2005 and May 31, 2004, and the related statements of operations, for three and nine month periods ended February 28, 2005 and for the period from January 23, 2004, to February 29, 2004, the statement of changes in stockholders' equity From January 23, 2004 through February 28, 2005, and the statement of cash flows for the nine month periods ended February 28, 2005 and for the period from January 23, 2004, to February 29, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of AAB National Company.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
May 13, 2005







                                     3

AAB NATIONAL COMPANY
BALANCE SHEETS
FEBRUARY 28, 2005 AND MAY 31, 2004
(UNAUDITED)
                                            FEBRUARY 28, 2005    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $       1,088  $           -
         Prepaid Expense                                    8              8
         Inventory                                      1,444              -
Notes Receivable                                        2,300              -
                                                 ------------   ------------
             Total Current Assets                       4,840              8
                                                  ------------   ------------
    Other Assets
            Intangible Assets, Net                         55             65
                                                  ------------   ------------
             Total Other Assets                            55             73
                                                  ------------   ------------
TOTAL ASSETS                                    $       4,895   $         73
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          -
            Notes Payable                                  78             78
            Shareholder Loans                          31,050              -
                                                  ------------   ------------
         Total Current Liabilities                     31,130              -
                                                  ------------   ------------
     Total Liabilities                                 31,130             78
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996              0
         Paid-in-Capital                               (3,552)             0
         Accumulated deficit                          (27,679)            (5)
                                                  ------------   ------------
  Total Stockholders' Equity                          (26,236)         1,196
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $      4,895   $      1,274
                                                  ============   ============









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     4
AAB NATIONAL COMPANY
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FOR THE PERIOD
FROM JANUARY 23, 2004, TO FEBRUARY 29, 2004
(UNAUDITED)

                                                      2005            2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -
    Operating Expenses
            General and Administrative                27,663                -
            Sales and Marketing                            -                -
            Amortization                                  11                -
                                                 ------------     ------------
          Total Operating Expenses                    27,674                -

                                                 ------------     ------------
          Loss from Operations                       (27,674)               -
                                                 ------------     ------------

   Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
   Net Other Expenses                                      -                -

                                                 ------------     ------------
   Net Loss                                      $   (27,674)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============













See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     5
AAB NATIONAL COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FOR THE PERIOD FROM JANUARY 23, 2004 TO FEBRUARY 29, 2004
(UNAUDITED)

                                                      2005              2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -               -

    Operating Expenses
            General and Administrative               223,906                -
            Sales and Marketing                            -                -
            Amortization                                   4                -
                                                 ------------     ------------
          Total Operating Expenses                    22,910                -

                                                 ------------     ------------
          Loss from Operations                       (22,910)               -

    Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
    Net Other Expenses                                     -                -

                                                 ------------     ------------
   Net Loss                                      $   (22,910)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============













See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     6
AAB NATIONAL COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM THE PERIOD JANUARY 23, 2004, THROUGH FEBRUARY 28, 2005
(UNAUDITED)

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
                49,955,112     1,444        0          0       1,444

Net Loss                 0        -         -         (5)         (5)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        0     1,444         (5)         (5)

Cancellation of
 Common Stock
 by eCom eCom         (100)      (0)       (0)         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112     4,996   (4,996)         0       1,439

Net Loss                 -         -        -    (27,674)    (27,674)
                ----------- -------- --------- ---------- -----------
Balance,
 Feb 28, 2005   49,955,112   $ 4,996  $(3,552)  $(27,679)   $(26,235)
                =========== ======== ========= ========== ===========

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     7
AAB NATIONAL COMPANY
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND FOR THE PERIOD FROM
JANUARY 23, 2004, TO FEBRUARY 29, 2004
(UNAUDITED)

                                        February 28, 2005      February 29, 2004
                                           _______________      ________________

Cash Flows From Operating Activities
    Cash received from customers           $             0      $             -
    Cash paid to suppliers of goods
        and services                               (27,661)                   -
    Income Taxes Paid                                    0                    -
    Interest Paid                                        0                    -
    Interest Received                                    0                    -
                                            _______________     ________________
        Net Cash Flows Used in
         Operating Activities                      (27,661)                   -
                                            _______________     ________________
Cash Flows From Investing Activities
    Payment of Intangible Assets                         -                   -
                                            _______________     ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                   -
                                            _______________     ________________
Cash Flows From Financing Activities
    Loans from Shareholders                         33,649                    -
    Payment to Shareholders                         (2,600)                   -
    Payment to Related Companies                    (2,300)                   -
                                            _______________     ________________
        Net Cash Flows Provided By
         Financing Activities                       28,749                    -
                                            _______________     ________________
Net Increase / (Decrease) in Cash                    1,088                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004
 And From Inception January 23, 2004                     -                    -
                                            _______________     ________________
Cash and Cash Equivalents at
 End of Period, Feb 28, 2005 and 2004        $        1,088      $             -
                                            ===============     ================









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     8

AAB NATIONAL COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FOR THE PERIOD FROM JANUARY 23, 2004, TO FEBRUARY 29, 2004

(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                          FEBRUARY 28, 2005   FEBRUARY 29, 2004
                                           _________________   ________________

    Net Income (Loss)                        $     (27,674)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                     11                   -
    Cash was increased by:
      Decrease in prepaid assets                         -                   -
      Increase in accounts payable                       2                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $     (27,661)      $           -
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------

On March 1, 2004, the Company acquired approximately $1,144 in tangible assets distributed from eCom eCom.com, Inc. as part of the spin-off from its Parent Company.












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                     9

AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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



                                     10
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

The motion in the above described June 4, 2004 Board Resolution included the instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST) to the proper entities when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding, contrary to what board members Richard Turner and Barney A. Richmond had been previously advised by Chairman Panaia, eCom was not able to pay FAST the amounts required to send out the stock
                                     11
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

certificates to the shareholders, and accordingly, the shares were not issued as stated.

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

                                     12
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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


                                     13
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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


                                   14
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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



                                     15
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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





                                    16
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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


                                    17
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

NOTE C - NOTES RECEIVABLE

Notes receivable are non-interest bearing, non-collateralized notes from related parties.
                                    18
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT

None

NOTE F - PREPAID EXPENSES

Prepaid expenses consist of annual service fees for web-hosting.

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending February 28, 2005 and May 31, 2004 is $15 and $5 respectively. Amortization expense for the periods ending February 28, 2005 and 2004 is $4 and $0 respectively.


NOTE H - OTHER ASSETS

None

NOTE I -STOCKHOLDERS LOANS & NOTES PAYABLE

The Stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2005 totals approximately $180. These carryforwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial
                                    19
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE K - INCOME TAXES (CONTINUED)

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

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the nine months ended February 28, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    February 28, 2005
                                                    --------------
         Loss carry forward for tax purposes        $         180
                                                    ==============
         Deferred tax asset (34%)                              61
         Valuation allowance                                  (61)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carr-forward as of February 28, 2005 was approximately
$180. These carryforwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


                                    20

AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $78 for funds advanced to the Company for its' operations. The Company owes $31,050 to American Capital Holdings, Inc.

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

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer
                                    21
AAB NATIONAL COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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



                                     27


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

                                     28

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


                                     29
AAB NATIONAL COMPANY

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

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of AAB NATIONAL COMPANY, a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:


                                     40

AAB NATIONAL COMPANY

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