Form 10QSB
period 2005-11-30
AAB NATIONAL CO
filed 2006-01-17
CIK 1321506

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended NOVEMBER 30, 2005
                      File Number 000-51416

                  DIAMOND ENERGY PARTNERS, INC.
                  (f/k/a AAB NATIONAL COMPANY)



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

As of November 30, 2005 the issuer had 13,291,401 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005 AAB NATIONAL COMPANY applied and received Cusip Number: 000303 10 7

On March 23, 2005 AAB NATIONAL COMPANY received CIK Number: 0001321506















DIAMOND ENERGY PARTNERS, INC.      FORM 10-QSB             NOVEMBER 30, 2005

                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......3

          Balance Sheets
           November 30, 2005 and 2004..................................4

          Statement of Operations
           Three Months Ended November 30, 2005 and 2004...............5

          Statement of Operations
           Six Months Ended November 30, 2005 and 2004.................6

          Statement of Changes in Shareholders' Equity
           From May 31, 2004, through November 30, 2005................7

          Statement of Cash Flows
           Six Months Ended November 30, 2005 and 2004.................8

          Notes to Financial Statements...............................10

ITEM 2 Management's Discussion and Analysis or Plan of Operation......15

ITEM 3 Controls and Procedures........................................24


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings..............................................25

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds.......................................................25

ITEM 3 Defaults Upon Senior Securities................................25

ITEM 4 Submission of Matters to a Vote Of Security Holders ...........25

ITEM 5 Subsequent Events..............................................25

ITEM 6 Exhibits.......................................................25

SIGNATURES AND CERTIFICATIONS.........................................26








                                 2



                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
DIAMOND ENERGY PARTNERS, INC.
f/k/a AAB NATIONAL COMPANY
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of DIAMOND ENERGY PARTNERS, INC., f/k/a AAB NATIONAL COMPANY, as of November 30, 2005 and 2004, and the related statements of operations, for three and six month periods ended November 30, 2005 and 2004, the statement of changes in stockholders' equity from May 31, 2004 through November 30, 2005, and the statement of cash flows for the six month periods ended November 30, 2005 and 2004. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 9, 2006








                                3




DIAMOND ENERGY PARTNERS, INC.
BALANCE SHEETS
(UNAUDITED)
                                             NOV 30, 2005        NOV 30, 2004
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents            $      290         $     3,244
         Inventory                                 1,444               1,444
         Prepaid Expense                               8                   8
         Loan Receivable Related Parties           7,300                   -
                                             -------------       ------------

             Total Current Assets                  9,042               4,696
                                             -------------       ------------

    Other Assets
         Intangible Assets, Net                       44                  58
                                             -------------       ------------
             Total Other Assets                       44                  58
                                             -------------       ------------

TOTAL ASSETS                                  $    9,086          $    4,754
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $    4,420          $       2
            Notes Payable                             87                 78
            Shareholder Loans                          -              8,000
                                             -------------       ------------
         Total Current Liabilities                 4,507              8,080
                                             -------------       ------------

     Total Liabilities                             4,507              8,080
                                             -------------       ------------
Stockholders' Equity
        Common Stock $.01 par value, 100 million
         Shares authorized, 13,291,401 shares issued
         and outstanding                 132,914

        Common Stock $.01 par value, 100 million
         Shares authorized, 499,551 shares issued
         and outstanding                                             4,996
         Paid-in-Capital                         (3,552)            (3,552)
         Retained Earnings (deficit)           (124,783)            (4,770)
                                             -------------       ------------
  Total Stockholders' Equity (Deficit)            4,579             (3,326)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    9,086          $   4,754
                                             =============       ============





Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                  4


DIAMOND ENERGY PARTNERS, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                               NOV 30, 2005        NOV 30, 2004
                                               -------------       ------------
      Revenues
             Net Sales                         $                   $        -
             Cost of Sales                                -                 -
                                               -------------       ------------
                 Gross Profit                             -                 -

      Operating Expenses
              General and Administrative             15,341             4,758
              Sales and Marketing                                           -
              Amortization                                4                 7
                                               -------------       ------------
            Total Operating Expenses                 15,345             4,765

                                               -------------       ------------
            Loss from Operations                    (15,345)           (4,765)
                                               -------------       ------------

      Net Loss                                 $    (15,345)       $   (4,765)
                                               =============       ============

Basic and Diluted
 Net loss Per Common Share                     $     (.001)        $   (.00)
                                               =============       ============


Weighted Average Shares Outstanding              12,606,547           499,551
                                               =============       ============

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                5





DIAMOND ENERGY PARTNERS, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                               NOV 30, 2005        NOV 30, 2004
                                               -------------       ------------
      Revenues
             Net Sales                         $         -        $         -
             Cost of Sales                               -                  -
                                               -------------       ------------
                 Gross Profit                            -                  -

      Operating Expenses
             General and Administrative             74,115              4,758
             Sales and Marketing                         -                  -
             Amortization                                7                  4
                                               -------------       ------------
           Total Operating Expenses                 74,122              4,762

                                               -------------       ------------
           Loss from Operations                    (74,122)            (4,762)
                                               -------------       ------------

    Net Loss                                   $   (74,122)        $   (4,762)
                                               =============       ============

  Basic and Diluted
   Net Loss Per Common Share                   $     (.008)        $   (.00)
                                               =============       ============


  Weighted Average Shares Outstanding            9,052,983            499,551
                                               =============       ============

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                6






DIAMOND ENERGY PARTNERS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MAY 31, 2004, THROUGH NOVEMBER 30, 2005
(UNAUDITED)

                        Number    At Par     Add'l     Retained    Total
                          of       Value     Paid In   Earnings    Stockholder
                        Shares    $.01       Capital    (Loss)     Equity

Balance
May 31, 2004               100    $    0    $  1,444  $     (5)    $ 1,439

Cancellation of
 Common Stock by
 eCom eCom.com, Inc.      (100)        0           0         0           0

Issuance of
 Common Stock by
 eCom eCom.com, Inc.  499,551      4,996      (4,996)        0           0


Net Loss                     -         -           -    (4,765)     (4,765)
                      ----------- -------- --------- ---------- -----------
Balance,
 Nov 30, 2004         499,551      4,996      (3,552)   (4,770)     (3,326)

Sale on 5/31/05
 of Common Stock
 to American
Capital Holdings    5,000,000     50,000           0         0      50,000

Net Loss from
 12/1/04-5/31/05            0          0           0   (45,891)    (45,891)

Sale on 8/31/05
 of Common  Stock
 to American
 Capital Holdings   7,099,350     70,993           0         0      70,993

Sale on 11/30/05
 of Common Stock
 to American
 Capital Holdings     692,500      6,925           0         0       6,925

Net Loss                                               (74,122)    (74,122)
                    ---------    -------     --------  --------   ---------
Balance,
 Nov 30, 2005      13,291,401   $132,914    $ (3,552) $(124,783)   $ 4,579
                  ============ =========    ========= =========   =========





Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                7




DIAMOND ENERGY PARTNERS, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                           NOV 30, 2005        NOV 30, 2004


Cash Flows From Operating Activities
    Cash received from customers          $                    $       0
    Cash paid to suppliers of goods
        and services                           (13,346)           (4,756)
    Income Taxes Paid                                                  0
    Interest Paid                                                      0
    Interest Received                                                  0

        Net Cash Flows Used in
         Operating Activities                  (13,346)           (4,756)

Cash Flows From Investing Activities
    Payment of Intangible Assets                                       -

        Net Cash Flows Provided By
         (Used In) Investing Activities                                -


Cash Flows From Financing Activities
    Proceeds of Loans from related party             9            10,000
    Proceeds of Loans from related company           -                 -
    Payments to Related Company                 (5,000)           (2,000)
    Repayment of Loan to Related Company       (30,000)                -

        Net Cash Flows Provided By
         Financing Activities                  (34,991)            8,000


Net Increase / (Decrease) in Cash              (48,337)            3,244

Cash and Cash Equivalents at
 Beginning of Period                            48,627                 -


Cash and Cash Equivalents at
 End of Period                            $        290          $  3,244
                                          ===============      ==============





Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                8







DIAMOND ENERGY PARTNERS, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                           NOV 30, 2005        NOV 30, 2004


  Net Income (Loss)                       $  (74,122)          $     (4,765)
  Add items not requiring outlay of cash:
   Depreciation and amortization                   7                      7
   Convert Related Company Debt to Equity     57,402                      -
 Cash was increased by:
   Decrease in prepaid assets                      -                      -
   Increase in accounts payable                3,367                      2
 Cash was decreased by:
   Decrease in accounts payable                    -                      -
   Increase in prepaid assets                      -                      -

      Net Cash Flows Used in
       Operating Activities               $  (13,346)          $     (4,756)
                                          ===============      ==============





Non-Cast Transactions:

The Company converted the payables relating to current years expenses in the amount of $57,402 to equity. The Company also converted $20,516 of a payable from a prior year to equity in the first quarter of 2005.















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

DIAMOND ENERGY PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

AAB NATIONAL COMPANY was incorporated in the State of Florida on January 23, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom") which originally traded on the Bulletin Board under the symbol ECEC.' Due to reasons stated below, eCom was de-listed from the OTCBB to the pink sheets, but is taking the necessary steps to be re-listed on the OTCBB. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

HISTORY OF AAB NATIONAL: The All American Bowl is a high school senior football all-star game, last played in 1997 when it was broadcast by the Sunshine Network and FOX SportsNet to over 40 million households. The game showcases the top college football recruits in the nation. We expect to be able to sell the rights to the All American Bowl because we believe that the event has the potential to attract sufficient sponsorship to achieve profitability or to become a component of a corporate marketing program.

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

On August 19, 2005, AAB NATIONAL COMPANY changed it's name with the Florida Division of Corporations to DIAMOND ENERGY PARTNERS, INC., (the "Company") appended hereto as Exhibit 99.9

The Spin-Off.

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

The Company does not have any off-balance sheet arrangements.

DIAMOND ENERGY PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

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

AMORTIZATION
The accounting for a recognized intangible asset acquired after June 30, 2001 is based on its useful life to the Company. If an intangible asset has a finite life, but the precise length of that life is not known, that intangible asset shall be amortized over management's best estimate of its useful life. An intangible asset with a indefinite useful life is not amortized. The useful life to an entity is the period over which the asset is expected to contribute directly or indirectly to the fut ure cash flows of that entity.

NOTE C - NOTES RECEIVABLE

Notes from related companies are as follows:

USAS Digital owes the Company $300 and Pro Card Corp owes the Company $2,000. Maverick Energy owes the Company $5,000 are all non-interest bearing demand notes.


NOTE D - INVENTORY

Inventory is recorded at the lower of cost or market(FIFO).

DIAMOND ENERGY PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE E - PROPERTY AND EQUIPMENT

None

NOTE F - PREPAID EXPENSES

The Company has prepaid expense of $8 for the use of the domain name diamondenergypartners.com.

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight line method over that period. Accumulated amortization for the periods ending November 30, 2005 and November 2004 is $26 and $12, respectively. Amortization expense for the periods ending November 30, 2005 and 2004 is $7 and $7, respectively.

NOTE H - OTHER ASSETS

None

NOTE I - STOCKHOLDER LOANS AND NOTES PAYABLE

The Stockholder loan at November 30, 2004 is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2005 totals approximately $94,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

DIAMOND ENERGY PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE K - INCOME TAXES (CONTINUED)

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

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the six months ended November 30, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                        NOV 30, 2005

       Loss carry forward for tax purposes             $   94,000
                                                       ================
       Deferred tax asset (34%)                            31,960
       Valuation allowance                                (31,960)

       Net deferred tax asset                          $        -
                                                       ================

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2005 was approximately $94,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

DIAMOND ENERGY PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $78 for funds advanced to the Company for it's operations. Rick Turner is owed $9
The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2005 is approximately $66,000. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and is effective for financial instruments entered into after May 31, 2003. This Statement
                               14


DIAMOND ENERGY PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("American Capital"). The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of the Company and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advise of SEC Staff Legal Bulletin No. 4.

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A Copy of this press release appended hereto as Exhibit 99.5 (incorporated by reference to the Company's Form 10SB12G) Paragraph two (2) of this release stated the following:

DIAMOND ENERGY PARTNERS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

On April 14, 2004, eCom filed Form 10QSB, file number 000-23617, accession number 0001000459-04-000005. As stated in ITEM 2, Management's Discussion and Analysis, All ten (10) business subsidiaries have been spun off into independent operating public companies.'

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

DIAMOND ENERGY PARTNERS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

DIAMOND ENERGY PARTNERS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

DIAMOND ENERGY PARTNERS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition in Re: eCom eCom.com, Inc. Case No. 04-35435 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30) 10QSB's;
(b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten (10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent-required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

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

DIAMOND ENERGY PARTNERS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of the Company. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005 and all share certificates were mailed on June 2, 2005.

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

Pursuant to SEC Staff Legal Bulletin No. 4, the issuance of all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as Exhibit 99.6 (incorporated by reference to the Company's Form 10SB12G).

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

DIAMOND ENERGY PARTNERS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

DIAMOND ENERGY PARTNERS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

For mail reference purposes, appended herewith, as Exhibit 99.6 (incorporated by reference to the Company's Form 10SB12G), is a schedule of each shareholders last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one(1) United States Postal Certified Mail Envelope. ----end of June 2, 2005 8-K----

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger, Peretz to commence with the preparation of a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Form 10 SB for all the above-referenced spinoff companies.
Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing.

On July 25, 2005, a third bankruptcy hearing was held in front of the Honorable Judge Steven Friedman, during which two (2) orders were granted by the court. The first order granted the Debtor permission to obtain post-petition financing in the amount of $100,000 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted authorization for the Debtor-in-Possession to (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. On May 31, 2005 several new shareholders of American Capital Holdings invested $400,000 in eight (8) of the above referenced companies to enable the companies to pay expenses relating to the initial funding of these companies to achieve their respective business purposes. This funding will be reflected in each company's Form 10SB audits and filings. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company from June 1, 2005 through November 30, 2005 in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed to the plan, and believes these efforts, combined with execution of the new business plans, will not only recapture the lost shareholder value of eCom, but will enhance future long term shareholder value as well.

Electronic copies of the May 16, June 6, and July 25 2005 court transcripts are available on the eCom website, www.ecomecom.net.

DIAMOND ENERGY PARTNERS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On August 19, 2005, AAB NATIONAL COMPANY changed it's name with the Florida Division of Corporations to DIAMOND ENERGY PARTNERS, INC., (the "Company") appended hereto as Exhibit 99.9

The Company does not have any off-balance sheet arrangements.

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

DIAMOND ENERGY PARTNERS, INC.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures' ("Disclosure Controls"). This evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO") and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

DIAMOND ENERGY PARTNERS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

On August 19, 2005, AAB NATIONAL COMPANY changed it's name with the Florida Division of Corporations to DIAMOND ENERGY PARTNERS, INC., (the "Company") appended hereto as Exhibit 99.9

A special meeting of the shareholders of DIAMOND ENERGY PARTNERS, INC. f/k/a AAB NATIONAL COMPANY was held on December 30, 2005. A motion was passed to remove Barry M. Goldwater, Jr., Linda A. Pellecchia and
Matt Salmon from the Board of Directors of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CEO . . . . . 34

     Exhibit 31.2  Certification required under Section 302 of
                   the Sarbanes-Oxley Act 0f 2002 by the CFO . . . . . 35

     Exhibit 32    Section 1350 Certification  . . . . . . . . . . . . 36

     Exhibit 99.9 Articles of Amendment name change from AAB NATIONAL COMPANY to DIAMOND ENERGY PARTNERS, INC. filed on August 19, 2005 with the Florida Division of Corporations

(b) Reports on Form 8-K:
    None

DIAMOND ENERGY PARTNERS, INC.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

Date: January 9, 2006              By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Chief Executive Officer

Date: January 9, 2006              By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer


SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DIAMOND ENERGY PARTNERS, INC.

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

DIAMOND ENERGY PARTNERS, INC.

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

Date: January 9, 2006

/s/ Barney A. Richmond

Barney A. Richmond
Chief Executive Officer



EXHIBIT 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DIAMOND ENERGY PARTNERS, INC.

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

                                27
DIAMOND ENERGY PARTNERS, INC.

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

Date: January 9, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of DIAMOND ENERGY PARTNERS, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
Principal Executive Officer
Date: January 9, 2006




                                28


DIAMOND ENERGY PARTNERS, INC.

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 9, 2006


[A signed original of this written statement required by Section 906 has been provided to DIAMOND ENERGY PARTNERS, INC. and will be retained by DIAMOND ENERGY PARTNERS, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.







































                                29