Form 10QSB
period 2006-02-28
AAB NATIONAL CO
filed 2006-04-17
CIK 1321506

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2006
                      File Number 000-51416

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

As of February 28, 2006 the issuer had 15,127,854 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005 AAB NATIONAL COMPANY applied and received Cusip Number: 000303 10 7

On March 23, 2005 AAB NATIONAL COMPANY received CIK Number: 0001321506















DIAMOND ENERGY PARTNERS, INC.      FORM 10-QSB             FEBRUARY 28, 2006

                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......3

          Balance Sheets
           February 28, 2006 and 2005..................................4

          Statement of Operations
           Nine Months Ended February 28, 2006 and 2005 and from
           Inception, January 23, 2004 through February 28, 2006 ......5

          Statement of Operations
           Three Months Ended February 28, 2006 and 2005...............6

          Statement of Changes in Shareholders' Equity
           From Inception, January 23, 2004 through February 28,.......7

          Statement of Cash Flows
           Nine Months Ended February 28, 2006 and 2005 and from
           Inception, January 23, 2004 through February 28, 2006 ......8

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








                                 2



                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
f/k/a AAB NATIONAL COMPANY
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of DIAMOND ENERGY PARTNERS, INC.,A Development Stage Enterprise, f/k/a AAB NATIONAL COMPANY, as of February 28, 2006 and 2005, and the related statements of operations, for three and nine month periods ended February 28, 2006 and 2005 and from Inception, January 23, 2004 through February 28, 2006, the statement of changes in stockholders' equity from January 23, 2004 through February 28, 2006, and the statement of cash flows for the nine month periods ended February 28, 2006 and 2005 and from Inception, January 23, 2004 through February 28, 2006. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 15, 2006



                                3




DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                              FEB 28, 2006       FEB 28, 2005
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents            $      229         $     1,088
         Inventory                                 1,444               1,444
         Prepaid Expense                           7,508                   8
         Loan Receivable Related Companies         7,300               2,300
                                             -------------       ------------

             Total Current Assets                 16,481               4,840
                                             -------------       ------------

    Other Assets
         Intangible Assets, Net                      41                   55
                                             -------------       ------------
             Total Other Assets                      41                   55
                                             -------------       ------------

TOTAL ASSETS                                  $   16,522          $    4,895
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $    5,020          $       2
            Loans Payable                             78                 78
            Shareholder Loans                      5,871             31,050
                                             -------------       ------------
         Total Current Liabilities                10,969             31,130
                                             -------------       ------------

     Total Liabilities                            10,969             31,130
                                             -------------       ------------
Stockholders' Equity
        Common Stock $.01 par value, 300 million
         Shares authorized, 15,127,854 shares issued
         and outstanding                         151,278

        Common Stock $.01 par value, 300 million
         Shares authorized, 499,551 shares issued
         and outstanding                                             4,996
         Paid-in-Capital                          (3,552)           (3,552)
         Deficit Accumulated during the
          Development Stage                     (142,173)          (27,679)
                                             -------------       ------------
  Total Stockholders' Equity (Deficit)             5,553           (26,236)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    16,522        $    4,895
                                             =============       ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                  4


DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND
FROM INCEPTION, JANUARY 23, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)                                                 INCEPTION,
                                                       JANUARY 23, 2004
                                                             THROUGH
                                 2006       2005         FEBRUARY 28, 2006
                           -------------  -------------  -----------------
Revenues
  Net Sales                  $      -        $      -       $        -
  Cost of Sales                     -               -                -
                           -------------  -------------  -----------------
     Gross Profit                   -               -                -

Operating Expenses
  General and Administrative   91,501          27,663          142,148
  Sales and Marketing               -              -
  Amortization                     11             11                25
                          -------------  -------------  -----------------
    Total Operating Expenses   91,512         27,674           142,173

                          -------------  -------------  ------------------
       Loss from Operations   (91,512)       (27,674)         (142,173)
                          -------------  -------------  ------------------

  Net Loss                  $ (91,512)   $   (27,674)       $ (142,173)
                           =============  =============  ================

  Basic and Diluted
   Net Loss Per Common Share $  (.009)   $    (.06)
                           =============  =============


  Weighted Average Shares
         Outstanding          10,470,038    499,503
                           =============  =============

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                5



DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

                                               FEB 28, 2006       FEB 28, 2005
                                               -------------      ------------
      Revenues
             Net Sales                         $         -        $         -
             Cost of Sales                               -                  -
                                               -------------       ------------
                 Gross Profit                            -                  -

      Operating Expenses
              General and Administrative            17,386            223,906
              Sales and Marketing                        -                  -
              Amortization                               4                  4
                                               -------------       ------------
            Total Operating Expenses                17,390             22,910

                                               -------------       ------------
            Loss from Operations                   (17,390)           (22,910)
                                               -------------       ------------

      Net Loss                                 $   (17,390)        $  (22,910)
                                               =============       ============

      Basic and Diluted
      Net loss Per Common Share                $     (.001)        $    (.05)

                                               =============       ============


      Weighted Average Shares Outstanding       13,311,987            499,551
                                               =============       ============

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                6

DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, JANUARY 23, 2004, THROUGH FEBRUARY 28, 2006
(UNAUDITED)
                        Number    At Par     Add'l                   Total
                          of       Value     Paid In  Accumulated  Stockholder
                        Shares    $.01       Capital   (Deficit)     Equity
                     -----------  --------  ---------  ----------  -----------
Balance                    0      $   0       $    0     $    0     $     0
January 23, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.        1          0            0          0           0

Net Loss 2004              0          -            -         (5)         (5)

Cancellation of
 Common Stock
 by eCom eCom             (1)        (0)          (0)         0           0

Assets Distribution
 from eCom eCom            0          0        1,444          0       1,444

Issuance of
 Common Stock to
 eCom eCom.com       499,503      4,995       (4,995)         0           0
Sale on 5/31/05
 of Common Stock   5,000,000     50,000            0          0      50,000

Net Loss 2005              0          0            0    (50,656)    (50,656)

Convert debt to Common
 Stock on
  8/31/2005        7,099,350     70,993            0          0      70,993

Convert debt to Common
 Stock on 11/30/2005 692,500      6,925            0          0       6,925

Convert debt to Common
 Stock on 1/31/06    836,453      8,364            0          0       8,364

Convert Professional fees
 to  Common Stock on
   2/28/06          1,000,000     10,000                             10,000

 Net Loss                                               (91,512)    (91,512)
                   -----------  --------  ---------  ----------  -----------
Balance,
 Feb 28, 2006       15,127,854  $151,278   $ (3,552)  $(142,173)   $  5,553
                   ===========  ========  =========  ==========  ===========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                7





DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND
FROM INCEPTION, JANUARY 23, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)                                                    INCEPTION,
                                                             JANUARY 23, 2004
                                                                THROUGH
                                       2006       2005       FEBRUARY 28, 2006
                                    ----------- -----------  ----------------

Cash Flows From Operating Activities
    Cash received from customers    $       0    $     0     $          0
    Cash paid to suppliers of goods
        and services                  (13,415)   (27,661)         (63,018)
    Income Taxes Paid                       0          0                0
    Interest Paid                           0          0                0
    Interest Received                       0          0                0
                                    ----------- -----------  ----------------
       Net Cash Flows Used in
         Operating Activities         (13,415)   (27,661)         (63,018)
                                   ----------- -----------  ----------------
Cash Flows From Investing Activities
    Payment of Intangible Assets            -          -              (65)
                                   ----------- -----------  ----------------
        Net Cash Flows Provided By
         (Used In) Investing Activities     -          -              (65)
                                   ----------- -----------  ----------------
Cash Flows From Financing Activities
    Proceeds from sale of stock                                    50,000
    Proceeds of Loans from Related Party   17          -               17
    Proceeds of Loans from Shareholders     -     33,649           55,295
    Payments to Related Company        (5,000)         -           (7,300)
    Repayment of Loan to Related
       Company                        (30,000)    (2,300)         (30,000)
    Payment to Shareholders                 -     (2,600)          (4,700)
                                    ----------- -----------  ----------------
        Net Cash Flows Provided By
         Financing Activities         (34,983)    28,749           63,312
                                    ----------- -----------  ----------------
Net Increase / (Decrease) in Cash     (48,398)      1,088             229

Cash and Cash Equivalents at        ----------- -----------  ----------------
Beginning of Period                    48,627          -                -

                                    ----------- -----------  ----------------
Cash and Cash Equivalents at
 End of Period                      $     229  $   1,088     $        229
                                    =========== ===========  ================






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                8




DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                           FEB 28, 2006         FEB 28, 2005
                                           -------------        ------------

  Net Income (Loss)                       $  (91,512)          $    (27,674)
  Add items not requiring outlay of cash:
   Depreciation and amortization                  11                     11
   Convert Related Company Debt to Equity     65,766                      -
   Convert Professional fees incurred
   to Equity                                  10,000
   Account Payable Related Company             5,853
 Cash was increased by:
   Increase in accounts payable                3,967                      2
 Cash was decreased by:
   Increase in prepaid assets                 (7,500)                     -
                                           -------------        ------------
      Net Cash Flows Used in
       Operating Activities               $  (13,415)          $    (27,661)
                                          ===============      ==============





Non-Cash Transactions:

The Company converted debt from a related company to equity in the current period in amount of $86,282. Of the $86,282 that was converted to equity, $65,766 was debt that was incurred in the current period and $20,516 was from a prior period.









Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE C - LOANS RECEIVABLE RELATED COMPANIES

The loan receivable from related companies are non-interest bearing, non-collateralized and due on demand.


NOTE D - INVENTORY

Inventory of Autographed Sports Memorabilia obtained from Participants in the All American Bowl (AAB) currently is recorded at the lower of market value.

DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS


NOTE E - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy type of business.

None

NOTE F - PREPAID EXPENSES

Prepaid expenses of $7,508 consists of Professional Consulting Fees.

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight line method over that period. Accumulated amortization for the periods ending February 28, 2006 and 2005 is $30 and $16, respectively. Amortization expense for the periods ending February 28, 2006 and 2005 is $11 and $11, respectively.

NOTE H - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 million to 300 million with the state of Florida on August 19, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE I - STOCKHOLDER LOANS AND LOAN PAYABLE

The Stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

The Loan payable is a non-interest, non-collateralized note to a related company.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2006 totals approximately $111,600. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the nine months ended February 28, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                        FEB 28, 2006

       Loss carry forward for tax purposes             $  111,600
                                                       ================
       Deferred tax asset (34%)                            37,969
       Valuation allowance                                (37,969)

       Net deferred tax asset                          $        -
                                                       ================

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2006 was approximately $111,600. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE N - RELATED PARTY TRANSACTIONS

The Company has a loan payables due to related company entities. eCom eCom.com, Inc. is owed $780 for funds advanced to the Company for it's operations.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2006 is approximately $65,700. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period. The Company owes US Financial Group $5,853.

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

DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A Copy of this press release appended hereto as Exhibit 99.5 (incorporated by reference to the Company's Form 10SB12G) Paragraph two (2) of this release stated the following:
                               15

DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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


DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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








DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

During the period from late December 2004 thru mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to all the spin-off companies. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the
process.                         18
DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise

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


DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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





DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Electronic copies of the May 16, June 6, July 25, 2005, and March 20, 2006 court transcripts and court orders are available on the eCom website,
www.ecomecom.net.
                                22


DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On December 30, 2005 the Board of Directors of the Company held a board meeting in order to remove the following persons as Directors of the Corporation:
Christopher J. Dillon, Linda A. Pellecchia and Barry M. Goldwater Jr. The board also acknowledges and accepts the resignation of Matthew Salmon.

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


DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise

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








DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CEO . . . . . 34

     Exhibit 31.2  Certification required under Section 302 of
                   the Sarbanes-Oxley Act 0f 2002 by the CFO . . . . . 35

     Exhibit 32    Section 1350 Certification  . . . . . . . . . . . . 36





(b) Reports on Form 8-K:
    None






DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

Date: April 15, 2005               By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Principle Executive Officer

Date: April 15, 2005               By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer


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


DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise

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

Date: April 15, 2005

/s/ Barney A. Richmond

Barney A. Richmond
Principle Executive Officer



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

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

 c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
                                27
DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise

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

Date: April 15, 2005

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of DIAMOND ENERGY PARTNERS, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
Principal Executive Officer
Date: April 15, 2005



DIAMOND ENERGY PARTNERS, INC.
A Development Stage Enterprise

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2005


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







































