Form 10KSB
period 2006-05-31
AAB NATIONAL CO
filed 2006-08-29
CIK 1321506

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended MAY 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                  to

                Commission file number 000-51416


                  DIAMOND ENERGY PARTNERS, INC.
                  (f/k/a AAB NATIONAL COMPANY)


        (Name of small business issuer in its character)

        Florida                                       20-1442771

 (State or other jurisdiction               (I.R.S Employer Identification No.)
 of incorporation or organization)


         100 Village Square Crossing, Suite 202                33410
                 Palm Beach Gardens, FL

        (Address of principle executive offices)             (Zip Code)


Issuer's telephone number, including area code: (561) 207-6395


Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2006 the issuer had 15,387,806 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X













































DIAMOND ENERGY PARTNERS, INC.    Form 10-KSB                  MAY 31, 2006
(f/k/a AAB National Company)
(A Development Stage Company)

INDEX
                                                                    PAGE NO.
PART I

ITEM 1    DESCRIPTION OF BUSINESS.........................................4

ITEM 2    DESCRIPTION OF PROPERTY.........................................5

ITEM 3    LEGAL PROCEEDINGS...............................................5

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............5

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........5

ITEM 6    MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS.5

ITEM 7    FINANCIAL STATEMENTS AND NOTES TO FINANCIALS....................F-1

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...................F-13

ITEM 8A   CONTROLS AND PROCEDURES.........................................F-13

PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS...............22

ITEM 10   EXECUTIVE COMPENSATION..........................................23

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..23

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................24

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K................................24

ITEM 14   PRINCIPLE ACCOUNTANT FEES AND SERVICES..........................25

SIGNATURES AND CERTIFICATIONS.............................................25



















DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to Diamond Energy Partners, Inc.("Diamond Energy Partners, Inc."). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for the future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variation of such terms or the negative of such terms. These forward-looking statements are based upon our current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART I

ITEM 1 DESCRIPTION OF BUSINESS

AAB National's core business was the marketing of advertising rights to the All American Bowl, a high school senior football all-star game. The last game was played in 1997 when it was broadcast by the Sunshine Network and FOX SportsNet to over 40 million households. The game showcases the top college football recruits in the nation.

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off AAB National into a independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of AAB National.

AAB National Company (the "Company") was incorporated in the State of Florida on January 23, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc.

eCom eCom.com, Inc. spun off AAB National Company on June 4, 2004. AAB National Company changed its name to Diamond Energy Partners, Inc. on August 19, 2005. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

The Company does not have any off-balance sheet arrangements.

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 100 Village Square Crossing, Suite, 202, Palm Beach Gardens, Florida 33410, consisting of approximately 784 square feet of office space. The Company shares the office with American Capital Holdings, Inc. ("ACH"). ACH incurs the cost and full responsibility of the lease. The lease is for a term of one year, at a rental of $2,330.92 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock: There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue.

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

Security Holders: The Company has approximately 5,000 shareholders. The Company does not have any shares subject to options, or any other securities convertible into shares of the Company's common stock.

Dividends: There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

History of Spin-Off Company:

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company.

On June 4, 2004, the Board of Directors of eCom readopted a resolution to spinoff the Company and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the board included

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom's financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. By spinning off the Company, eCom distributed the common stock of the Company to eCom's shareholders in proportion to the shares held in eCom as the relevant record date.

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. under Chapter 11 Title 11, of the United States Bankruptcy Code. Thereafter, an order for relief was entered by the United States Bankruptcy Court on May 16, 2005. On June 2, 2005, the shares of the Spin-Off Company were distributed to eCom shareholders of record, as of May 27, 2005. Subsequent thereto, eCom caused a registration statement on Form 10-SB to be filed for the Company.

eCom believed that it could effectuate the spin-offs pursuant to the criteria and procedures set forth in the September 16, 1997 Securities and Exchange Commission Staff Legal Bulletin No. 4 issued regarding the applicability of
Section 5 of the Securities Act of 1933 ("The Bulletin"). eCom was subsquently advised by the Staff of the Securities and Exchange Commission ("SEC") that the Spin-Off Company may not qualify for the spinoff procedures set forth in the Bulletin for a number of reasons, including the facts that (i)there may not have been a valid "business purpose" as defined in the Bulletin, and (ii)the certificates evidencing the shares were distributed prior to having an effective Form 10-SB registration statement available for distribution to shareholders.

As stated in the Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc., filed in the United States Bankruptcy Court Southern District of Florida on August 18, 2006, Article VIII, Section 8.06 Spin-Off of
Subsidiaries: "At the request of the SEC staff, eCom voluntarily withdrew the Form 10-SB registration statement. A Form 10-SB registration statement will be filed post-Effective Date for each of the Subsidiaries when appropriate transactions are finalized as to each Subsidiary."

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

It is the intention of the Company to perform a merger or acquisition with a privately owned operating business that is generating substantial revenues. After a merger or acquisition has occurred, the Company will then file its Form 10-SB and SB-2.

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Upon effectiveness of the Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange. There is currently no public market for the Company's common stock, until such time as the Company's Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has been declared effective.

The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations and the realization of the business' perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business.

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

COMPARISON OF RESULTS OF OPERATIONS:

Year Ended  May 31, 2006 vs. Year Ended May 31, 2005.

Revenue for the year ended May 31, 2006 and for the year ended May 31, 2005 was $0.

Cost of sales which includes depreciation expense for the year ended May 31, 2006 and for the year ended May 31, 2005 was $0.

Total operating expenses for the year ended May 31, 2006 was $121,484 compared to $50,707 for the year ended May 31, 2005.

Administrative expense $121,484 in fiscal year 2006 versus $50,707 in 2005 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended May 31, 2006 resulted in a net loss of $(121,850) versus a net loss of $(50,707) recorded in the year ended
May 31, 2005.

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)


ITEM 7. FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:




                        INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2006 and 2005.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2006 and 2005 and from
           Inception, January 23, 2004, through May 31, 2006...........F-4

          Statement of Changes in Shareholders' Equity
           From Inception, January 23, 2004, through May 31, 2006......F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2006 and 2005 and from
           Inception, January 23, 2004, through May 31, 2006...........F-6

          Notes to Financial Statements................................F-8









                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
Palm Beach Gardens, Florida

We have audited the accompanying balance sheets of Diamond Energy Partners, Inc., (f/k/a AAB National Company) (A Development Stage Company), as of May 31, 2006 and 2005, and the related statements of operations and cash flows for the twelve months ended May 31, 2006 and 2005 and from inception, January 23, 2004, through May 31, 2006, and statement of changes in shareholders' equity from inception, January 23, 2004, through May 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Energy Partners, Inc. (f/k/a AAB National Company),(A Development Stage Company), as of May 31, 2006 and 2005 and the results of its operations and cash flows for the years ended May 31, 2006 and 2005 and for the period from inception, January 23, 2004, through May 31, 2006, and the statement of changes in shareholders' equity from inception January 23, 2004 through May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.




/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 25, 2006


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2006 AND 2005
                                                  2006               2005
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents            $       57         $    48,627
         Inventory                                 1,444               1,444
         Prepaid Expense                           5,008                   8
         Loan Receivable Related Parties           7,300               2,300
                                             -------------       ------------

             Total Current Assets                 13,809              52,379
                                             -------------       ------------

TOTAL ASSETS                                  $   13,809         $    52,379
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $    9,936         $     1,052
            Loans Payable                          6,012                  78
            Shareholder Loans                     20,097              50,517
                                             -------------       ------------
         Total Current Liabilities                36,045              51,647
                                             -------------       ------------
     Total Liabilities                            36,045              51,647
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.01 par value, 300 million
         Shares authorized, 15,387,806 shares issued
         and outstanding                         153,877

         Common Stock $.01 par value, 300 million
         Shares authorized, 5,499,503 shares issued
         and outstanding                                              54,995
         Paid-in-Capital                          (3,551)             (3,551)
         Deficit accumulated during the
          development stage                     (172,562)            (50,712)
                                             -------------       ------------
  Total Stockholders' Equity                     (22,236)                732
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    13,809         $    52,379
                                             =============       ============




The accompanying notes are an integral part of these financial statements.


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005 AND FROM INCEPTION, JANUARY 23, 2004 THROUGH MAY 31, 2006
                                                               INCEPTION,
                                                              JAN 23, 2004
                                                                THROUGH
                                     2006        2005         MAY 31, 2006
                               -------------  ------------    ------------
 Revenues
    Net Sales                 $         -     $       -    $           -
    Cost of Sales                       -             -                -
                               -------------  ------------    ------------
       Gross Profit                     -             -                -

 Operating Expenses
   General and Administrative     121,484        50,707          172,196
                               -------------  ------------    ------------
       Total Operating Expenses   121,484        50,707          172,196

                                ------------  ------------    ------------
         Loss from Operations    (121,484)      (50,707)        (172,196)
                                ------------  ------------    ------------

  Other Income (Expense)
      Interest Expense                366             -              366
                               -------------  ------------    ------------
       Net Other Expenses            (366)                          (366)

      Net Loss                $  (121,850)    $ (50,707)      $ (172,562)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share    $     (.010)    $    (.10)
                              =============   ============


Weighted Average Shares
     Outstanding               11,644,156        509,096
                              =============   ============







The accompanying notes are an integral part of these financial statements.




DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, JANUARY 23, 2004, THROUGH MAY 31, 2006

                            Number   At Par     Add'l                Total
                              of      Value   Paid In  Accumulated  Stockholder
                            Shares     $.01   Capital  (Deficit)     Equity
Balance,                ----------- -------- --------- ---------- -----------
 January 23, 2004                0  $      0  $     0  $       0    $      0


Issuance of
 Common Stock to
 eCom eCom.com Inc.              1         0        0          0           0

Net Loss 2004                    0         -        -         (5)         (5)

Cancellation of
 Common Stock
 by eCom eCom                   (1)       (0)      (0)         0           0

Assets Distribution
 from eCom eCom                  0         0    1,444          0       1,444

Issuance of
 Common Stock to
 eCom eCom.com             499,503     4,995   (4,995)         0           0

Sale of Common Stock
 (See Note P)            5,000,000    50,000        0          0      50,000

Net Loss 2005                    0         0        0    (50,707)    (50,707)

Convert Debt to
 Common Stock
 (See Note Q)            8,888,303    88,882        0          0      88,882

Convert Professional
 fees to Common Stock    1,000,000    10,000        -          -      10,000

Net Loss 2006                    -         -        -   (121,850)   (121,850)
                         ----------- -------- --------- ---------- ----------
Balance,
 May 31, 2006           15,387,806  $153,877 $ (3,551)$ (172,562)  $ (22,236)
                        =========== ========  ========= ========== ===========







The accompanying notes are an integral part of these financial statements.


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005 AND FROM INCEPTION, JANUARY 23, 2004 THROUGH MAY 31, 2006

                                                                   INCEPTION
                                                                  JAN 23, 2004
                                                         THROUGH
                                               2006       2005    MAY 31, 2006
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers             $      -   $      -   $       -
  Cash paid to suppliers of goods
      and services                          (49,521)   (49,590)    (99,111)
  Income taxes paid                               -          -           -
  Interest paid                                   -          -           -
  Interest received                               -          -           -
                                            ----------  ---------   ---------
   Net Cash Flows Used in
       Operating Activities                 (49,521)   (49,590)    (99,111)
                                            ----------  ---------   ---------
Cash Flows From Investing Activities
  Payment of Intangible Assets                    -          -           -
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Investing Activities             -          -           -
                                            ----------  ---------   ---------
Cash Flows From Financing Activities
  Proceeds from sale of stock                           50,000      50,000
  Proceeds of loans from stockholders             -     55,217      55,217
  Payment to related companies               (5,000)                (5,000)
  Repayment of loan to related company                  (2,300)     (2,300)
  Proceeds of loans from related party        5,951          -       5,951
  Payment to shareholders                               (4,700)     (4,700)
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities           951     98,217      99,168
                                            ----------  ---------   ---------
Net Increase / (Decrease) in Cash           (48,570)    48,627          57

Cash and Cash Equivalents at
 Beginning of Period                         48,627          0           0

                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $    57   $ 48,627   $      57
                                            ==========  =========   =========




The accompanying notes are an integral part of these financial statements.


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                2006                2005


  Net Income (Loss)                       $  (121,850)        $   (50,707)
  Add items not requiring outlay of cash:
   Write off of intangible asset                    -                  65
   Convert related party debt to equity        88,882                   -
   Convert professional fees to equity         10,000                   -
 Cash was increased by:
   Increase in accounts payable                 8,884               1,052
 Cash was decreased by:
   Decrease in accounts payable
     to a related company                     (30,437)                  -
   Increase in prepaid assets                  (5,000)                  -
                                           -------------       ------------
      Net Cash Flows Used in
       Operating Activities               $   (49,521)        $   (49,590)
                                          ===============      ==============


Non-Cash Transactions:

The Company reduced its current years accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of Diamond Energy Partners, Inc. The related company invoiced Diamond Energy Partners, Inc. for the expenses it paid. The partial reduction of the accounts payable in the amount of $88,882 were converted to 8,888,303 of Diamond Energy Partners, Inc.'s common stock.

Diamond Energy Partners, Inc. also paid the professional fees of an independent third party in the amount of $10,000 by issuing 1 million shares of its common stock.





The accompanying notes are an integral part of these financial statements.



DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

AAB National's core business was the marketing of advertising rights to the All American Bowl, a high school senior football all-star game. The last game was played in 1997 when it was broadcast by the Sunshine Network and FOX SportsNet to over 40 million households. The game showcases the top college football recruits in the nation.

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off AAB National into a independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of AAB National.

AAB National Company (the "Company") was incorporated in the State of Florida on January 23, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc.

eCom eCom.com, Inc. spun off AAB National Company on June 4, 2004. AAB National Company changed its name to Diamond Energy Partners, Inc. on August 19, 2005. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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

REVENUE RECOGNITION
Product revenue is recognized when the product is shipped. Service revenue is recognized when the service is complete. Dividends from investments are recognized when declared payable by the underlying investment. Capital gains and losses are recorded on the date of the sale of the investment.

CASH
Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
It is the policy of management to review the outstanding accounts receivable at each year end, as well as the bad debt write-offs experienced in the past, in order to establish an allowance for doubtful accounts for uncollectible amounts.

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION
Property and equipment will be recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation will be computed using the straight-line method.

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

RECLASSIFICATION
Certain reclassifications have been made to the prior years financial statements in order for them to be in conformity with the current years presentation.

NOTE C - LOANS RECEIVABLE RELATED COMPANIES
The loan receivable from related companies are non-interest bearing, non-collateralized and due on demand.

NOTE D - INVENTORY

Inventory of Autographed Sports Memorabilia obtained from Participants in the All American Bowl (AAB) currently is recorded at the lower of estimated market value.

NOTE E - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy type of business.

NOTE F - PREPAID EXPENSES

The Company has prepaid expenses at May 31, 2006 and 2005 in the amounts of $5,008 and $8 which consist of professional consulting fees paid in advance.

NOTE G - INTANGIBLE ASSETS

Management estimated that the useful life of the intangible asset was five (5) years. The Company amortized the asset using the straight line method over that period. Management determined that the intangible assets will provide the Company with no future economic benefit and has, therefore, written off the unamortized balance of $65 in June 2005.




DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE H - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 million to 300 million with the state of Florida on August 19, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE I - STOCKHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $6,012 and $78 are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $20,097 and $50,516 are non-interest bearing, non-collateralized and due on demand

NOTE J - SUBSEQUENT EVENT

The Company changed its name to Diamond Energy Partners, Inc. on August 19, 2005 to better reflect the Company's future business activities.

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2006 totals approximately $160,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the twelve months ended May 31, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              MAY 31, 2006

       Loss carry forward for tax purposes             $    160,000
                                                       ================
       Deferred tax asset (34%)                         54,400
       Valuation allowance                             (54,400)

       Net deferred tax asset                          $

                                                       ================
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2006 was approximately $160,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE N - RELATED PARTY TRANSACTIONS

The Company has loan payables due to related company entities. eCom eCom.com, Inc. is owed $78 for funds advanced to the Company for it's operations.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the twelve months ended May 31, 2006 is was $88,446. A portion of the liabilities payable to American Capital, $88,882 were converted to common stock and paid in capital at the end of each reporting period.

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.
                               F-11

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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







DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE P - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 5 million shares of Diamond Energy Partners, Inc. common stock on May 31, 2005 for $50,000. See Note A. American Capital Holdings, Inc. then distributed the 5 million common shares to its shareholders in the form of a dividend. The 8,888,303 common shares distributed to American Capital Holdings, Inc. as partial payment of its accounts payable were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006, see note Q. By definition, Diamond Energy Partners, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of Diamond Energy Partners, Inc.

NOTE Q - STOCKHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current years accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company for the benefit of Diamond Energy Partners, Inc. . The related company invoiced Diamond Energy Partners, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Diamond Energy Partners, Inc. reduced a portion of its outstanding accounts payable to the related company by $88,882 by issuing the company 8,888,303 shares of its common voting shares. See Note M relating to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $20,080 at May 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any changes in or disagreements with its accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

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

On December 30, 2005 the Board of Directors of the Company held a board meeting in order to remove the following persons as Directors of the Corporation:
Christopher J. Dillon, Linda A. Pellecchia and Barry M. Goldwater Jr. The Board of Directors also acknowledges and accepts the resignation of Matthew Salmon.

Name                        Age                       Positions Held


Barney A. Richmond          54                  Chairman/President/Secretary
                                                         Director

Richard C. Turner           46                  Treasurer/Director


Barney A. Richmond has been President and a Director of the Company since February 2005. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations.

Mr. Richmond has been a member of the Boards of Directors of the Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc., Berkshire
International, Inc. and Dunhall Pharmaceuticals, Inc.

Richard C. Turner has been Treasurer and Director of the Company since February 2005. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, reporting, budgeting and cost accounting.

Our Board of Directors has determined that we have at least one financial expert, Richard C. Turner, serving on our audit committee. Since Mr. Turner is an officer of the Company, as well as a director, he is not considered independent.

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

A Code of Ethics that applies to our chief executive and senior financial officers, as well as a Code of Business Conduct and Ethics that applies to all employees, have been drafted and presented to our Board of Directors for review. Both Codes will be considered for adoption by the Board of Directors at its next meeting.

ITEM 10.  EXECUTIVE COMPENSATION

No other executive officer currently receives compensation from the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this filing, there are a total of 15,387,806 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding

Barney A. Richmond, Director & President (1)   7,773,795           50.5%
601 Seafarer Circle
Jupiter, FL

Richard C. Turner, Director, Treasurer   (2)     210,814            1.4%
& Chief Financial Officer
4200 Oak Street
Palm Beach Gardens, FL

Jeff Berkowitz, Director                       1,035,435            6.7%
11604 150th Court North
Jupiter, FL


All Directors & Executive Officers            ------------       ---------
     as a group (2 persons)                    7,984,609           51.9%


(1) Includes a stock dividend of 5,644,209 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Richmond being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006.

(2) Includes a stock dividend of 163,620 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Turner being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006.

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.           Description

     Exhibit 3.1 Amended Articles of Incorporation of the Company filed August 19, 2005 (incorporated by reference to the Company's Form 10QSB, filed on January 17, 2006)

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10SB)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

(b) Reports on Form 8-K:
    The Company filed no reports on Form 8-K during the period covered by this report.

This release contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in such forward-looking statements.

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $1,048 for the fiscal year ended May 31, 2005, and $8,666 for the fiscal year ended May 31, 2006.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2006, and $225 for the fiscal year ended May 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND ENERGY PARTNERS, INC.
(Registrant)

By   /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
Date: AUGUST 25, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
Date: AUGUST 25, 2006

By   /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer
Date: AUGUST 25, 2006

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

Exhibit 31.1

I, Barney A. Richmond, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of DIAMOND ENERGY PARTNERS, INC.;

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

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

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

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: AUGUST 25, 2006

     /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer


Exhibit 31.2

I, Richard C. Turner, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of DIAMOND ENERGY PARTNERS, INC.;

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

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
                               27


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: AUGUST 25, 2006

     /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer


Exhibit 32

In connection with the Annual Report of DIAMOND ENERGY PARTNERS, INC.(the "Company") on Form 10-KSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
     AUGUST 25, 2006

     /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer
     AUGUST 25, 2006




                               28




DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)


[A signed original of this written statement required by Section 906 has been provided to DIAMOND ENERGY PARTNERS, INC. and will be retained by DIAMOND ENERGY PARTNERS, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to DIAMOND ENERGY PARTNERS, INC., 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.
























                                        29