Form 10QSB
period 2006-08-31
AAB NATIONAL CO
filed 2007-03-26
CIK 1321506

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended AUGUST 31, 2006
                             File Number 000-51416

                         DIAMOND ENERGY PARTNERS, INC.
                         (f/k/a AAB National Company)
         -------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 Florida                            20-1442771
       ----------------------------              ----------------
     (State or other Jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification No.)


                        1016 CLEMONS STREET, SUITE 302
                            JUPITER, FLORIDA 33477
                    ------------------------------------
                  (Address of principal executive offices)

                               (561) 880-0004
              ------------------------------------------------
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [   ]  No [ X ]

As of August 31, 2006 the issuer had 21,098,945 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]


On March 3, 2005 AAB National Company received Cusip Number:  000303 10 7

On March 23, 2005 AAB National Company received CIK Number: 0001321506


(AAB National Company changed its name to DIAMOND ENERGY PARTNERS, INC. on
  August 19, 2005.)






DIAMOND ENERGY PARTNERS, INC.       FORM 10-QSB              AUGUST 31, 2006
(f/k/a AAB National C0mpany)
A Development Stage Company

     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm........3

        Balance Sheets
         August 31, 2006 and May 31, 2006..............................4

        Statements of Operations
         Three Months Ended August 31, 2006 and 2005
          and from Inception, January 23, 2004, through
          August 31, 2006..............................................5

        Statement of Changes in Stockholders' Equity
         from Inception, January 23, 2004, through August 31, 2006.....6

        Statement of Cash Flows
         Three Months Ended August 31, 2006 and 2005 and
         from Inception, January 23, 2004, through August 31, 2006.....7

        Notes to Financial Statements..................................9

ITEM 2 Management's Discussion and Analysis or Plan of Operation......15

ITEM 3 Controls and Procedures........................................20

PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings..............................................21

ITEM 2 Unregistered Sales of Equity Securities and Use of
         Proceeds.....................................................21

ITEM 3 Defaults Upon Senior Securities................................21

ITEM 4 Submission of Matters to a Vote Of Security Holders............21

ITEM 5 Subsequent Events..............................................21

ITEM 6 Exhibits.......................................................21

SIGNATURES AND CERTIFICATIONS.........................................23







                                      2
Wieseneck, Andres & Company, P.A.
Certified Public Accountants
772 U.S. Highway 1, Suite 100
North Palm Beach, Florida 33408
(561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Diamond Energy Partners, Inc.
A Development Stage Enterprise
f/k/a AAB National Company
Jupiter, Florida

We have reviewed the accompanying balance sheets of Diamond Energy Partners, Inc., a Development Stage Enterprise, f/k/a AAB National Company, as of August 31, 2006 and 2005, and the related statements of operations, for three month periods ended August 31, 2006 and 2005 and from Inception January 21, 2004 through August 31, 2006, the statement of changes in stockholders' equity from Inception January 21, 2004 through August 31, 2006, and the statement of cash flows for the three month periods ended August 31, 2006 and 2005 and from Inception January 21, 2004 through August 31, 2006. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
March 23, 2007



                                       3


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
BALANCE SHEETS
(UNAUDITED)
                                    AUGUST 31, 2006        MAY 31, 2006
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $         0           $        57
    Inventory                               1,444                 1,444
    Prepaid Expense                         2,508                 5,008
    Loan Receivable Related Parties         7,300                 7,300
                                      -----------           -----------
      Total Current Assets                 11,252                13,809
                                      -----------           -----------
TOTAL ASSETS                          $    11,252           $    13,809
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                $    12,959           $     9,936
      Loans Payable                            78                 6,012
      Shareholder Loans Payable                17                20,097
                                      -----------           -----------
    Total Current Liabilities              13,054                36,045
                                      -----------           -----------
  Total Liabilities                        13,054                36,045
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    21,098,945 at August 31, 2006
    and 15,387,806 at May 31, 2006        210,989              153,877
    Paid-in Capital                        (3,551)              (3,551)
    Deficit Accumulated during
    the Development Stage                (209,240)            (172,562)
                                      -----------          -----------
    Total Stockholders' Equity             (1,802)             (22,236)
                                      -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $    11,252          $    13,809
                                      ===========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                      4




DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH AUGUST 31, 2006
(UNAUDITED)
                                                           INCEPTION
                                                        JANUARY 23, 2004
                                                            THROUGH
                                 2006            2005    AUGUST 31, 2006
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------   ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     36,363         60,278        208,559
                            ------------   ------------   ------------
    Total Operating Expenses     36,363         60,278        208,559
                            ------------   ------------   ------------
    Loss from Operations        (36,363)       (60,278)      (208,559)
  Interest Expense                  315              -            681
                            ------------   ------------   ------------
Net Loss                    $   (36,678)   $   (60,278)   $  (209,240)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $   (.002)     $   (.005)
                            ============   ============

Weighted Average Shares
            Outstanding      18,243,375     12,598,000
                            ============   ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.














                                      5
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  INCEPTION, JANUARY 23, 2004, THROUGH AUGUST 31, 2006
(UNAUDITED)
                         Number    At Par    Add'l                   Total
                           of       Value   Paid In  Accumulated  Stockholder
                         Shares     $.01    Capital   (Deficit)      Equity
Balance,               ---------  --------  --------  ---------    ---------
  January 23, 2004            0   $      0  $      0  $      0     $      0

Issuance of Common
  Stock to eCom eCom          1          -         -         -            -

Net Loss 2004                 -          -         -        (5)          (5)

Cancellation of Common
  Stock by eCom eCom         (1)         -         -         -            -

Assets Distribution
 from eCom eCom               -          -     1,444         -        1,444

Issuance of
  Common Stock to
  eCom eCom
  Shareholders           499,503     4,995    (4,995)        -            -

Sale of Common Stock
  (See Note O)         5,000,000    50,000         -         -       50,000

Net Loss 2005                 -         -          -   (50,707)     (50,707)

Convert Related Party
  Debt to Common
  Stock (See Note P)   8,888,303    88,883         -         -       88,883

Convert Professional
  Fees to Common Stock 1,000,000    10,000         -         -       10,000

Net Loss 2006                 -         -          -  (121,850)    (121,850)

Convert Related Party
  Debt to Common Stock
  (See Note P)         4,861,139    48,611         -         -       48,611

Convert Professional
  Fees to Common Stock   850,000     8,500         -         -        8,500

Net Loss Year-to-Date         -         -          -   (36,678)     (36,678)
                      ----------  --------  --------  ---------    ---------
Balance,
  August 31, 2006     21,098,945  $210,989  $(3,551)  $(209,240)   $ (1,802)
                      ==========  ========  ========  =========    =========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      6

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH AUGUST 31, 2006
(UNAUDITED)
                                                                INCEPTION
                                                            JANUARY 23, 2004
                                                                 THROUGH
                                        2006        2005     AUGUST 31, 2006
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                     (31,155)    (58,771)      (130,266)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities            (31,155)    (58,771)      (130,266)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                  57,111      70,993        107,111
  Proceeds of loans from shareholders        -           9         55,217
  Repayment of loans from shareholders (20,080)    (50,517)       (24,780)
  Repayment of loans - related company  (5,933)          -         (8,233)
  Proceeds of loans from related party       -           -          5,951
  Loans to related company                   -           -         (5,000)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   31,098      20,485        130,266
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash          (57)    (43,193)             0

Cash and Cash Equivalents at
 Beginning of Period                        57      50,677              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $       0   $   7,484      $       0
                                     ==========  ==========     ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                      7



DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                    2006               2005
                                              ------------       ------------
  Net Income (Loss)                           $   (36,678)       $   (46,593)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  4
   Convert related party debt to equity                 -                  -
   Convert professional fees to equity                  -                  -

 Cash was increased by:
   Decrease in prepaid assets                       2,500                  -
   Increase in accounts payable                     3,023              1,113

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -               (550)

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (31,155)       $   (46,026)
                                              ============       ============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


















                                       8
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

AAB National's core business was the marketing of advertising rights to the All American Bowl, a high school senior football all-star game. The last game was played in 1997 when it was broadcast by the Sunshine Network and FOX SportsNet to over 40 million households. The game showcases the top college football recruits in the nation.

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off AAB National into an independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of AAB National.

AAB National Company (the "Company") was incorporated in the State of Florida on January 23, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc.

eCom eCom.com, Inc. spun off AAB National Company on June 4, 2004. AAB National Company changed its name to Diamond Energy Partners, Inc. on August 19, 2005. The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477. The telephone number is 561-880-0004. The fax number is 561-337-9357.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
It is the policy of management to review the outstanding accounts receivable at each year end, as well as the bad debt write-offs experienced in the past, in order to establish an allowance for doubtful accounts for uncollectible amounts.
                                      9
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

RECLASSIFICATION
Certain reclassifications have been made to the prior period financial statements in order for them to be in conformity with the current period presentation.

NOTE C - LOANS RECEIVABLE RELATED COMPANIES

The loans receivable from related companies are non-interest bearing, non-collateralized and due on demand.

NOTE D - INVENTORY

Inventory of autographed sports memorabilia obtained from participants in the All American Bowl (AAB) currently is recorded at the lower of cost or estimated market value.

NOTE E - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy related business.

NOTE F - PREPAID EXPENSES

The Company has prepaid expenses at August 31, 2006 and May 31, 2006 in the amounts of $2,508 and $5,008, respectively, which consist of professional consulting fees paid in advance.

NOTE G - INTANGIBLE ASSETS

Management estimated that the useful life of certain intangible assets was five
(5) years. The Company amortized the assets using the straight line method over that period. Management determined that the intangible assets would provide the Company with no future economic benefit and, therefore, wrote off the unamortized balance of $65 in June 2005.
                                     10
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE H - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 million to 300 million with the state of Florida on August 19, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.


NOTE I - STOCKHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $6,012 and $78 at August 31, 2006 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $17 and $20,097 at August 31, 2006 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.


NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry forward as of August 31, 2006 totals approximately $178,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

The Company accounts for income taxes in accordance with FASB Statement No.
109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. See Note L.

NOTE K - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the three months ended August 31, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.


                                     11
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE L - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:
                                                       AUGUST 31, 2006
                                                       ----------------
       Loss carry forward for tax purposes             $      178,000
                                                       ================
       Deferred tax asset (34%)                                60,520
       Valuation allowance                                    (60,520)
                                                       ----------------
       Net deferred tax asset                          $            0
                                                       ================

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE M - RELATED PARTY TRANSACTIONS

The Company has loans payable due to related company entities. eCom eCom.com, Inc. is owed $78 for funds advanced to the Company for its operations.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the three months ended August 31, 2006 was $28,531. All or a portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period. See Note Q.

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer.

Statement of Financial Accounting Standards No. 151, Inventory Costs, is an amendment of ARB No. 43, Chapter 4 and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility

                                     12
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions, is an amendment of FASB Statements No. 66 and 67.

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, was issued in December 2004. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, was issued in May 2005. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.
This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.
                                     13
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, was issued in February 2006. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principle-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, was issued in March 2006. This Statement requires an entity to recognize a servicing asset, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are expected to more than adequately compensate the servicer for performing the servicing, or servicing liability, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are not expected to adequately compensate the servicer for performing the servicing, each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

SFAS No's. 150, 151, 152, 153, 154, 155 and 156 were adopted by the company and did not have a material effect on the Company's financial position or results of operations.

NOTE O - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 5 million shares of Diamond Energy Partners, Inc. common stock on May 31, 2005 for $50,000. See Note A. American Capital Holdings, Inc. then distributed the 5 million common shares to its shareholders in the form of a dividend. The 8,888,303 common shares distributed to American Capital Holdings, Inc. as partial payment of its accounts payable were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006. See note P. By definition, Diamond Energy Partners, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of Diamond Energy Partners, Inc.

NOTE P - STOCKHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of Diamond Energy Partners, Inc. The related company invoiced Diamond Energy
                                     14
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

NOTE P - STOCKHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE (CONTINUED)

Partners, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Diamond Energy Partners, Inc. reduced a portion of its outstanding accounts payable to the related company by $88,882 by issuing the company 8,888,303 shares of its common voting shares. During the current quarter, an additional 3,559,613 shares were issued to reduce the remaining balance owed to the related company. See Note O relating to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at August 31, 2006.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three month periods ended August 31, 2006 and 2005 and the Form 10-KSB for the fiscal year ended May 31, 2006.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------
Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, failure to complete a merger or acquisition with a privately owned operating business that is generating substantial revenues, success of the Company's business operations, failure to obtain sufficient capital to fund those operations, and failure to meet the qualifications for listing of the Company's stock on a major stock exchange. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

History of Spin-Off Company:

On November 29, 2004 an involuntary petition was filed against eCom eCom.com, Inc. ("eCom") under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Southern District of Florida Bankruptcy Court in re: Case No. 04-35435-BKC-SHF. On May 16, 2005 an Order was entered by the Honorable Judge Steven H. Friedman whereby eCom entered into Chapter 11 proceedings. During this May 16, 2005 hearing, Judge Friedman ordered eCom ("the Debtor"), to retain outside legal counsel to represent the Company in the aforementioned bankruptcy proceedings. Judge Friedman also ordered the Debtor to file appropriate bankruptcy schedules no later than June 5, 2005.


                                     15
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

On June 2, 2005, based on (a) the February 28, 2005 legal opinion eCom obtained from James C. Volpi, Esq.; (b) prior SEC 8K filings (put in accession acceptance numbers) by eCom concerning the spinoff of certain former subsidiary companies of eCom; (c) the prior press releases issued by the former CEO of eCom; (d) the May 16, 2005 Court Order entered by the Honorable Judge Steven H. Friedman adjudicating eCom into Chapter 11 Bankruptcy proceedings, the acting CEO of eCom, Richard C. Turner, caused the issuance of the spinoff shares (via the administrative efforts of petitioning creditor American Capital Holdings, Inc.) procured the necessary SEC CIK numbers as well as Standard & Poors Cusip numbers and issued common shares of the below listed companies with a shareholder record date of May 31, 2005.

No.    Name of Subsidiary Company        S&P Cusip No.         SEC CIK No.
---    --------------------------        --------------     ----------------
 1     American Environmental, Inc. (1)   628703 10 0          0001290785
 2     Green Energy Group, Inc.     (2)   74270Q 10 0          0001321500
 3     Diamond Energy Partners, LP  (3)   000303 10 7          0001321506
 4     Click to Raffle.com          (4)   00089Y 10 9          0001321499
 5     Core Medical Group, Inc.     (5)   869894 10 5          0001321510
 6     CRT Holdings, Inc.           (6)   90341K 10 4          0001321508
 7     A Super Deal.com, Inc.             00210R 10 6          0001321507
 8     eSecureSoft Company                296423 10 6          0001321511

(1) Name change filed with Florida Div. of Corporations on 11/02/05, formerly known as MyZipSoft, Inc.
(2) Name change filed with Florida Div. of Corporations on 08/02/06, formerly known as ProCard Corporation.
(3) Name change filed with Florida Div. of Corporations on 08/19/05, formerly known as AAB National Company.
(4) Name change filed with Florida Div. of Corporations on 11/30/05, formerly known as A Classified Ad, Inc.
(5) Name change filed with Florida Div. of Corporations on 08/03/06, formerly known as Swap and Shop.net Corp.
(6) Name change filed with Florida Div. of Corporations on 11/30/05, formerly known as USAS Digital Inc.

The legal basis for issuing these shares was Section 1107 of the Bankruptcy Code whereby this section of the code places the debtor-in-possession in the position of a fiduciary, with the rights and powers of a chapter 11 trustee, and requires the performance of all but the investigative functions and duties of a trustee. These duties are set forth in the Bankruptcy Code and Federal Rules of Bankruptcy Procedure, 11 U.S.C. Section 1106, Section 1107. Such powers and duties include protecting the assets of the estate, accounting for property, examining, objecting and/or eliminating potential claims (which potential claims were the case with the spin-off equity security holders who had not received their shares as promised), and filing informational reports as required by the court and the United States trustee, such as monthly operating reports. The debtor-in-possession also has many of the other powers and duties of a trustee including the right, with the court's approval, to employ attorneys, accountants, appraisers, auctioneers, or other professional persons to assist the debtor during its bankruptcy case. Other responsibilities include filing tax returns and filing such
                                     16


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

reports as are necessary or as the court orders after confirmation, such as a final accounting. The United States trustee is responsible for monitoring the compliance of the debtor in possession with the reporting requirements.

On June 2, 2005, as ordered by Judge Friedman on May 16, 2005, eCom filed its Chapter 11 Bankruptcy schedules with the United States Southern District of Florida Bankruptcy Court.  A June 5, 2005 hearing was held in front of
Judge Steven H. Friedman regarding the pending motions for: (a) the approval of eCom's bankruptcy legal counsel, Kluger, Peretz, Kaplan & Berlin, P.A.;
 (b) the approval of Barney A. Richmond to become Chief Executive Officer of eCom; and (c) the preliminary approval of One Hundred Thousand ($100,000) of Debtor-In-Possession financing for eCom to be provided by petitioning creditor,
American Capital Holdings, Inc.   On June 6, 2005, court orders were issued by
Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. Copies of these June 6, 2005 court orders are attached herein as
Exhibit 99.1. A copy of the June 5, 2005 Court transcript is obtainable on eCom's website under www.ecomecom.net under the section titled "Bankruptcy News". On June 14, 2005, an Interim Order was entered on the Post Petition $100,000 eCom Debtor-In-Possession financing provided by American Capital Holdings, Inc., with the final hearing approval date being set for July 25, 2005. A copy of this June 14, 2005 Order is appended as Exhibit No. 99.2.

On July 8, 2005, eCom filed an 8K information statement with the United States Securities & Exchange Commission ("SEC") listing the SEC CIK and Standard & Poors' Cusip numbers on the former above referenced subsidiary spin-off companies. On July 12, 2005 each of these spin-offs filed Form 10SBG12's with the SEC.

On July 18, 2005, all of these above referenced companies received a letter from the Securities and Exchange Commission asking each company to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.3.

On July 20, 2005, Debtor eCom filed a Motion To Limit Notice in the Southern District of Florida Bankruptcy Court for permission to perfect notice to all interested parties via the Company's website. On July 25, 2005 a Court Order was entered by Judge Friedman granting this Motion To Limit Notice and the use of electronic service to notice shareholders. A copy of this Motion and Order is affixed herein as Exhibit No. 99.4.

On August 4, 2005, Judge Friedman issued: (a) an Order For Relief and Notice of Section 341 Meeting of Creditors; (b) an Order Granting Debtor-in-Possession's Motion For Authorization to: (II) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders; and (c) the Final Order Authorizing Debtor-in-Possession Financing.



                                     17

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

In an effort to give the SEC an answer regarding their request for detailed clarification as to the legal analysis of the spin-off companies and to comply with the request to withdraw each of the above referenced spin-off companies' Form 10SBG12, on August 15, 2005 each spin-off company withdrew their respective July 8, 2005 Form 10SBG12 filings. On August 15, 2005 Barney A. Richmond filed a reply with the SEC regarding their July 18, 2005 correspondence. A copy of Mr. Richmond's legal analysis is enclosed as Exhibit No. 99.5.

On May 3, 2006, the United States Trustee filed a Motion To Dismiss Case or Convert Case to a Chapter 7. On May 5, 2005 the United States Trustee filed a Notice of Hearing set for June 19, 2005. On June 13, 2006 a letter was written to the United States Trustee's Office from Michael Yetnikoff, Esq.
of Schiff-Hardin L.P. The purpose of Mr. Yetnikoff's correspondence was to request a thirty (30) day extension to this June 19, 2006 hearing to allow the SEC the time to review eCom's proposed Reorganization Plan and Disclosure Statement. Mr. Yetnikoff's firm represents petitioning creditors and Plan Proponent, American Capital Holdings, Inc. During the period from July thru August, 2006, the Debtor's attorney of Kluger, Peretz, Kaplin & Berlin and Mr. Yetnikoff of Schiff-Hardin, LP were in frequent contact with the SEC offices in Atlanta, Georgia regarding eCom's Joint Plan of Reorganization and Disclosure Statement. On July 10, 2006, the Company's attorneys received written notice from the SEC to leave the treatment of the eCom spinoff companies as is. On August 25, 2006 the Joint Plan of Reorganization and Disclosure Statement was filed by the Debtor, eCom and Petitioning Creditor American Capital Holdings, Inc. On September 7, 2006 the SEC notified the eCom's and American Capital Holdings, Inc's attorneys there were no unsatisfied comments regarding the Plan and Disclosure Statement.

On December 28, 2006, an Order by the Honorable Judge Steven H. Friedman (I) Approving Disclosure Statement; (II) Setting Hearing On Confirmation Of Plan;
(III) Setting Hearing on Fee Applications; (IV) Setting Various Deadlines; And
(V) Describing Plan Proponents Obligations. On January 3, 2007 an amended Joint Plan of Reorganization and Disclosure Statement was filed by the Debtor, eCom and Petitioning Creditor American Capital Holdings, Inc., which was also reviewed by the SEC. A copy of the Amended Joint Plan of Reorganization and Disclosure Statement can be viewed on the eCom November 30, 2006 Form 10QSB filed on January 16, 2007, SEC accession number 0001000459-07-000001 Exhibits
99.1 and 99.2.   All ballots and/or any objections regarding the Joint Plan of
Reorganization and Disclosure were due to be filed with the Bankruptcy Court by March 2, 2007. A Confirmation Hearing And Hearing On Fee Applications has been scheduled for March 12, 2007 @ 1:30 p.m. at the United States Bankruptcy Court, Southern District of Florida, 1515 North Flagler Drive, Room 801, Courtroom B, West Palm Beach, Florida 33401.

A transcript of the March 12, 2007 hearing is attached as Exhibit 99.6. As soon as final orders are given by the bankruptcy court, they will posted on the eCom website at www.ecomecom.net.

In an abundance of caution to avoid any bankruptcy solicitation rules and to allow time to procure clarification/court approvals on eCom's Joint Plan of Reorganization & Disclosure Statement, the Company (list each) withheld
                                     18
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

filing its 10QSB filings for the quarterly periods of August 31, 2006 and November 30, 2006 until after the March 2, 2007 Deadline For Filing Ballots Accepting Or Rejecting Plan. Additionally, as a result of the aforementioned bankruptcy proceedings the Company has purposely postponed acquisition and funding commitment discussions until after the March 12, 2007 hearing is completed.

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

If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and
(2)securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.

RESULTS OF OPERATIONS
---------------------
Comparison of the three months ended August 31, 2006
with the three months ended August 31, 2005
-------------------------------------------------------------------

Revenue for the three month periods ended August 31, 2006 and August 31, 2005 was $0.

Cost of sales, which includes depreciation expense, was $0 for both three month periods.

Operating expenses for the three months ended August 31, 2006 totaled $(36,363) compared to $(60,278) for the three months ended August 31, 2005. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current quarter was $315 compared to $0 in the prior year quarter.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the three months
                                     19
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ended August 31, 2006 was $(36,678) versus a net loss of $(60,278) recorded in the three months ended August 31, 2005.

Liquidity and Capital Resources
---------------------------------------
Currently there is no trading market for the Company's common stock, and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue. As noted above, upon effectiveness of a Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange. If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market.

The Company continues to be reliant on the private sale of its restricted common stock plus loans from stockholders and other related parties in order to fund its operations.


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

                                      20
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

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

(a)  Exhibits:

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------

  31.1      Certification required under Section 302 of
             the Sarbanes-Oxley Act of 2002 by the CEO

                                     21
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------

  31.2      Certification required under Section 302 of
             the Sarbanes-Oxley Act 0f 2002 by the CFO

  32        Section 1350 Certification

  99.1      June 6, 2005 Court Orders issued by Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom.

  99.2      June 14, 2005 Interim Order for Post Petition $100,000 eCom Debtor-
             In-Possession financing provided by American Capital Holdings.

  99.3     July 18, 2005 letter from the Securities and Exchange Commission asking AAB National to provide legal analysis for their "spin-off" share issuance.

  99.4      July 20, 2005, Motion for permission to perfect notice to
             all interested parties via the eCom website, and the July 25, 2005 Court Order this Motion To Limit Notice and the use of electronic service to notice shareholders

  99.5      August 15, 2005 legal analysis from Barney A. Richmond filed in response to the SEC July 18, 2005 letter.

  99.6      Transcript of March 12, 2007 Confirmation Hearing of debtor eCom
             eCom.com, Inc.


       (b)  Reports on Form 8-K:

                   None















                                     22

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

March 23, 2007                          By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer



March 23, 2007                          By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer


SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diamond Energy Partners, Inc. (f/k/a AAB National Company).

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

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

 c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
                                     23



DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

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

Date: March 23, 2007

/s/ Barney A. Richmond

Barney A. Richmond
President


EXHIBIT 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diamond Energy Partners, Inc. (f/k/a AAB National Company).

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


                                     24
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

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

Date: March 23, 2007

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Diamond Energy Partners, Inc. (f/k/a AAB National Company), a Florida corporation (the "Company"), on Form 10-QSB for the period ended August 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

                                     25
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: March 23, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: March 23, 2007


[A signed original of this written statement required by Section 906 has been provided to Diamond Energy Partners, Inc. (f/k/a AAB National Company) and will be retained by Diamond Energy Partners, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.



















                                      26