Form 10QSB
period 2006-11-30
AAB NATIONAL CO
filed 2007-03-26
CIK 1321506

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               Form 10-QSB
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended NOVEMBER 30, 2006
                          File Number 000-51416

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

As of November 30, 2006 the issuer had 22,688,710 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]


On March 3, 2005 AAB National Company received Cusip Number:  000303 10 7

On March 23, 2005 AAB National Company received CIK Number: 0001321506


(AAB National Company changed its name to DIAMOND ENERGY PARTNERS, INC. on August 19, 2005.)







DIAMOND ENERGY PARTNERS, INC.         FORM 10-QSB           NOVEMBER 30, 2006
(f/k/a AAB National C0mpany)
A Development Stage Company

   INDEX
                                                                     PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm.........3

        Balance Sheets
         November 30, 2006 and May 31, 2006.............................4

        Statements of Operations
         Six Months Ended November 30, 2006 and 2005
          and from Inception, January 23, 2004 through
          November 30, 2006.............................................5

         Three Months Ended November 30, 2006 and 2005..................6

        Statement of Changes in Stockholders' Equity
         from Inception, January 23, 2004 through November 30, 2006.....7

        Statement of Cash Flows
         Six Months Ended November 30, 2006 and 2005 and
          from Inception, January 23, 2004 through November 30, 2006....8

        Notes to Financial Statements..................................10

ITEM 2  Management's Discussion and Analysis or Plan of Operation......16

ITEM 3  Controls and Procedures........................................21

PART II       OTHER INFORMATION

ITEM 1  Legal Proceedings..............................................23

ITEM 2  Unregistered Sales of Equity Securities and Use of
         Proceeds......................................................23

ITEM 3  Defaults Upon Senior Securities................................23

ITEM 4  Submission of Matters to a Vote Of Security Holders............23

ITEM 5  Subsequent Events..............................................23

ITEM 6  Exhibits.......................................................23

SIGNATURES AND CERTIFICATIONS..........................................24





                                      2
Wieseneck, Andres & Company, P.A.
Certified Public Accountants
772 U.S. Highway 1, Suite 100
North Palm Beach, Florida 33408
(561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Diamond Energy Partners, Inc.
A Development Stage Enterprise
f/k/a AAB National Company
Jupiter, Florida

We have reviewed the accompanying balance sheets of Diamond Energy Partners, Inc., a Development Stage Enterprise, f/k/a AAB National Company, as of November 30, 2006 and 2005, and the related statements of operations, for six month periods ended November 30, 2006 and 2005 and from Inception January 21, 2004 through August 31, 2006, and for three month periods ended November 30, 2006 and 2005, the statement of changes in stockholders' equity from Inception January 21, 2004 through November 30, 2006, and the statement of cash flows for the six month periods ended November 30, 2006 and 2005 and from Inception January 21, 2004 through November 30, 2006. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
March 23, 2007



                                       3
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
BALANCE SHEETS
(UNAUDITED)
                                   NOVEMBER 30, 2006       MAY 31, 2006
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $       580           $        57
    Inventory                               1,444                 1,444
    Prepaid Expense                             8                 5,008
    Loan Receivable Related Parties         7,300                 7,300
                                      -----------           -----------
      Total Current Assets                  9,332                13,809
                                      -----------           -----------
TOTAL ASSETS                          $     9,332           $    13,809
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                $    13,693           $     9,936
      Loans Payable                            78                 6,012
      Shareholder Loans Payable                17                20,097
                                      -----------           -----------
    Total Current Liabilities              13,788                36,045
                                      -----------           -----------
  Total Liabilities                        13,788                36,045
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    22,688,710 at November 30, 2006
    and 15,387,806 at May 31, 2006        226,887              153,877
    Paid-in Capital                        (3,551)              (3,551)
    Deficit Accumulated during
    the Development Stage                (227,792)            (172,562)
                                      -----------          -----------
    Total Stockholders' Equity             (4,456)             (22,236)
                                      -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $     9,332          $    13,809
                                      ===========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                       4




DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                           INCEPTION
                                                        JANUARY 23, 2004
                                                            THROUGH
                                 2006            2005   NOVEMBER 30, 2006
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------   ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     54,668         74,122        226,864
                            ------------   ------------   ------------
    Total Operating Expenses     54,668         74,122        226,864
                            ------------   ------------   ------------
    Loss from Operations        (54,668)       (74,122)      (226,864)
  Interest Expense                  562              -            928
                            ------------   ------------   ------------
Net Loss                    $   (55,230)   $   (74,122)   $  (227,792)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.003)    $   (.008)
                            ============   ============

Weighted Average Shares
            Outstanding      19,038,258      9,052,983
                            ============   ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.













                                       5


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

                                     2006               2005
                                ------------      ------------
Revenues
  Net Sales                     $        -        $         -
  Cost of Sales                          -                  -
                                ------------      ------------
    Gross Profit                         -                  -

Operating Expenses
  General and Administrative        18,305             15,345
                               ------------       ------------
    Total Operating Expenses        18,305             15,345
                               ------------       ------------
    Loss from Operations           (18,305)           (15,345)
  Interest Expense                     247                  -
                               ------------       ------------
Net Loss                       $   (18,552)       $   (15,345)
                               ============       ============

Basic and Diluted
  Net Loss per Common Share    $     (.002)       $     (.001)
                               ============       ============

Weighted Average Shares
            Outstanding         21,893,828         12,606,547
                               ============       ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




















                                       6
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  INCEPTION, JANUARY 23, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                        Number    At Par    Add'l                   Total
                          of       Value   Paid In  Accumulated  Stockholder
                        Shares     $.01    Capital   (Deficit)      Equity
Balance,              ---------  --------  --------  ---------    ---------
  January 23, 2004           0   $      0  $      0  $      0     $      0

Issuance of Common
  Stock to eCom eCom         1          -         -         -            -

Net Loss 2004                -          -         -        (5)          (5)

Cancellation of Common
  Stock by eCom eCom        (1)         -         -         -            -

Assets Distribution
  from eCom eCom             -          -     1,444         -        1,444

Issuance of Common
  Stock to eCom eCom
  Shareholders          499,503     4,995    (4,995)        -            -

Sale of Common Stock
  (See Note O)        5,000,000    50,000         -         -       50,000

Net Loss 2005                -         -          -   (50,707)     (50,707)

Convert Related Party
  Debt to Common
  Stock (See Note O)  8,888,303    88,883         -         -       88,883

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -         -       10,000

Net Loss 2006                -         -          -  (121,850)    (121,850)

Convert Related Party
  Debt to Common Stock
  (See Note P)        6,450,904    64,509         -         -       64,509

Convert Professional
  Fees to Common Stock  850,000     8,500         -         -        8,500

Net Loss Year-to-Date        -         -          -   (55,230)     (55,230)
                     ----------  --------  --------  ---------    ---------
Balance,
  November 30, 2006  22,688,710  $226,887  $(3,551)  $(227,792)   $ (4,456)
                     ==========  ========  ========  =========    =========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                       7

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                                INCEPTION
                                                            JANUARY 23, 2004
                                                                 THROUGH
                                        2006        2005    NOVEMBER 30, 2006
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                     (46,473)    (13,346)      (145,584)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities            (46,473)    (13,346)      (145,584)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                  73,009           -        123,009
  Proceeds of loans from shareholders        -           -         55,217
  Repayment of loans from shareholders (20,080)          -        (24,780)
  Repayment of loans - related company  (5,933)    (30,000)        (8,233)
  Proceeds of loans from related party       -           9          5,951
  Loans to related company                   -      (5,000)        (5,000)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   46,996     (34,991)       146,164
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash          523     (48,337)           580

Cash and Cash Equivalents at
 Beginning of Period                        57      48,627              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $     580   $     290      $     580
                                     ==========  ==========     ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                        8

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                   2006               2005
                                              ------------       ------------
  Net Income (Loss)                           $   (55,230)       $   (74,122)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  7
   Convert related party debt to equity                 -             57,402
   Convert professional fees to equity                  -                  -

 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     3,757              3,367

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (46,473)       $   (13,346)
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

eCom eCom.com, Inc. spun off AAB National Company on June 4, 2004. AAB National Company changed its name to Diamond Energy Partners, Inc. on August 19, 2005. The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477. The telephone number is (561) 880-0004.

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

NOTE F - PREPAID EXPENSES

The Company has prepaid expenses at November 30, 2006 and May 31, 2006 in the amounts of $8 and $5,008, respectively, which consist of professional consulting fees paid in advance.

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

NOTE I - STOCKHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $78 and $6,012 at November 30, 2006 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $17 and $20,097 at November 30, 2006 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry forward as of November 30, 2006 totals approximately $196,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

The Company accounts for income taxes in accordance with FASB Statement No.
109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is likely that some or all of the deferred tax asset will not be realized. See Note L.

NOTE K - STOCKHOLDERS' EQUITY

The computation of diluted loss per share does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE L - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and
                                      12
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE L - DEFERRED TAX ASSET (CONTINUED)

liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:
                                                      NOVEMBER 30, 2006
                                                       ----------------
       Loss carry forward for tax purposes             $      196,000
                                                       ================
       Deferred tax asset (34%)                                66,640
       Valuation allowance                                    (66,640)
                                                       ----------------
       Net deferred tax asset                          $            0
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2006 was $26,141. All or a portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period. See Note Q.

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

NOTE O - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 5 million shares of Diamond Energy Partners, Inc. common stock on May 31, 2005 for $50,000. See Note A. American Capital Holdings, Inc. then distributed the 5 million common shares to its shareholders in the form of a dividend. The 8,888,303 common shares distributed to American Capital Holdings, Inc. as partial payment of its accounts payable were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006. See note P. By definition, Diamond Energy Partners, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of Diamond Energy Partners.

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

Partners, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Diamond Energy Partners, Inc. reduced a portion of its outstanding accounts payable to the related company by $88,882 by issuing the company 8,888,303 shares of its common voting shares. During the current six-month period, an additional 4,622,113 shares were issued to reduce the remaining balance owed to the related company. See Note O relating to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at November 30, 2006.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended November 30, 2006 and 2005 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

The legal basis for issuing these shares was Section 1107 of the Bankruptcy Code whereby this section of the code places the debtor-in-possession in the position of a fiduciary, with the rights and powers of a chapter 11 trustee, and requires the performance of all but the investigative functions and duties of a trustee. These duties are set forth in the Bankruptcy Code and Federal Rules of Bankruptcy Procedure, 11 U.S.C. Section 1106, Section 1107. Such powers and duties include protecting the assets of the estate, accounting for property, examining, objecting and/or eliminating potential claims (which potential claims were the case with the spin-off equity security holders who had not received their shares as promised), and filing informational reports as required by the court and the United States trustee, such as monthly operating reports. The debtor-in-possession also has many of the other powers and duties of a trustee including the right, with the court's approval, to employ attorneys, accountants, appraisers, auctioneers, or other professional persons to assist the debtor during its bankruptcy case. Other responsibilities include filing tax returns and filing such
                                     17
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

reports as are necessary or as the court orders after confirmation, such as a final accounting. The United States trustee is responsible for monitoring the compliance of the debtor in possession with the reporting requirements.

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

In an abundance of caution to avoid any bankruptcy solicitation rules and to allow time to procure clarification/court approvals on eCom's Joint Plan of Reorganization & Disclosure Statement, the Company (list each) withheld filing its 10QSB filings for the quarterly periods of August 31, 2006 and
                                     19
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

November 30, 2006 until after the March 2, 2007 Deadline For Filing Ballots Accepting Or Rejecting Plan. Additionally, as a result of the aforementioned bankruptcy proceedings the Company has purposely postponed acquisition and funding commitment discussions until after the March 12, 2007 hearing is completed.

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

RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2006
with the six months ended November 30, 2005
-------------------------------------------------------------------
Revenue for the six month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales, which includes depreciation expense, was $0 for both six month periods.

Operating expenses for the six months ended November 30, 2006 totaled $(54,668) compared to $(74,122) for the six months ended November 30, 2005. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current six-month period was $562 compared to $0 in the corresponding prior year period.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the six months ended November 30, 2006 was $(55,230) versus a net loss of $(74,122) recorded in the six months ended November 30, 2005.
                                       20
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

Comparison of the three months ended November 30, 2006
with the three months ended November 30, 2005
-------------------------------------------------------------------

Revenue for the three month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales, which includes depreciation expense, was $0 for both three month periods.

Operating expenses for the three months ended November 30, 2006 totaled $(18,305) compared to $(15,345) for the three months ended November 30, 2005. These charges consisted of general and administrative expenses which increased from the prior year period due to increased consulting fees.

Interest expense in the current quarter was $247 compared to $0 in the prior year quarter.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the three months ended November 30, 2006 was $(18,552) versus a net loss of $(15,345) recorded in the three months ended November 30, 2005.

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

99.2             June 14, 2005 Interim Order for Post Petition $100,000
                  eCom Debtor-In-Possession financing provided by American Capital Holdings.

99.3             July 18, 2005 letter from the Securities and Exchange
                  Commission asking AAB National Company to provide legal analysis for their "spin-off" share issuance.


                                    23
DIAMOND ENERGY PARTNERS, INC.
f/k/a AAB National Company)
A Development Stage Company)

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

Date: March 23, 2007

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer

                                       26
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Diamond Energy Partners, Inc. (f/k/a AAB National Company), a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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






                                       27