Form 10QSB
period 2007-02-28
AAB NATIONAL CO
filed 2007-05-11
CIK 1321506

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               Form 10-QSB
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended FEBRUARY 28, 2007
                          File Number 000-51416

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

                                (561) 745-6789
              ------------------------------------------------
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [ X ]  No [   ]

As of February 28, 2007 the issuer had 24,151,207 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]


On March 3, 2005 AAB National Company received Cusip Number:  000303 10 7

On March 23, 2005 AAB National Company received CIK Number: 0001321506


(AAB National Company changed its name to DIAMOND ENERGY PARTNERS, INC. on August 19, 2005.)







DIAMOND ENERGY PARTNERS, INC.         FORM 10-QSB           FEBRUARY 28, 2007
(f/k/a AAB National C0mpany)
A Development Stage Company

   INDEX
                                                                     PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm.........3

        Balance Sheets
         February 28, 2007 and May 31, 2006.............................4

        Statements of Operations
         Nine Months Ended February 28, 2007 and 2006
          and from Inception, January 23, 2004, through
          February 28, 2007.............................................5

         Three Months Ended February 28, 2007 and 2006..................6

        Statement of Changes in Stockholders' Equity
         from Inception, January 23, 2004, through February 28, 2007....7

        Statement of Cash Flows
         Nine Months Ended February 28, 2007 and 2006 and from Inception, January 23, 2004, through February 28, 2007...8

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





                                      2
Wieseneck, Andres & Company, P.A.
Certified Public Accountants
772 U.S. Highway 1, Suite 100
North Palm Beach, Florida 33408
(561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                       FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Diamond Energy Partners, Inc.
A Development Stage Enterprise
f/k/a AAB National Company
Jupiter, Florida

We have reviewed the accompanying balance sheets of Diamond Energy Partners, Inc., a Development Stage Enterprise, f/k/a AAB National Company, as of February 28, 2007 and May 31, 2006, and the related statements of operations, for nine month periods ended February 28, 2007 and 2006 and from Inception, January 21, 2004, through February 28, 2007, and the related statements of operations for three month periods ended February 28, 2007 and 2006, the statement of changes in stockholders' equity from Inception, January 21, 2004, through February 28, 2007, and the statement of cash flows for the nine month periods ended February 28, 2007 and 2006 and from Inception, January 21, 2004, through February 28, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 16, 2007



                                       3
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
BALANCE SHEETS
(UNAUDITED)
                                   FEBRUARY 28, 2007       MAY 31, 2006
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $       604           $        57
    Inventory                               1,444                 1,444
    Prepaid Expense                             8                 5,008
    Loan Receivable Related Parties         7,300                 7,300
                                      -----------           -----------
      Total Current Assets                  9,332                13,809
                                      -----------           -----------
TOTAL ASSETS                          $     9,356           $    13,809
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                $    13,694           $     9,936
      Loans Payable                            78                 6,012
      Shareholder Loans Payable                17                20,097
                                      -----------           -----------
    Total Current Liabilities              13,789                36,045
                                      -----------           -----------
  Total Liabilities                        13,789                36,045
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    24,151,207 at February 28, 2007
    and 15,387,806 at May 31, 2006        241,512              153,877
    Paid-in Capital                        (3,551)              (3,551)
    Deficit Accumulated during
    the Development Stage                (242,394)            (172,562)
                                      -----------          -----------
    Total Stockholders' Equity             (4,433)             (22,236)
                                      -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $     9,356          $    13,809
                                      ===========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                       4




DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                           INCEPTION
                                                        JANUARY 23, 2004
                                                            THROUGH
                                 2007          2006    FEBRUARY 28, 2007
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------   ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     69,269         91,512        241,465
                            ------------   ------------   ------------
    Total Operating Expenses     69,269         91,512        241,465
                            ------------   ------------   ------------
    Loss from Operations        (69,269)       (91,512)      (241,465)
  Interest Expense                  562              -            928
                            ------------   ------------   ------------
Net Loss                    $   (69,831)   $   (91,512)   $  (242,393)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.003)    $   (.009)
                            ============   ============

Weighted Average Shares
            Outstanding      20,260,491     10,470,038
                            ============   ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.













                                       5


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

                                     2007             2006
                                ------------      ------------
Revenues
  Net Sales                     $        -        $         -
  Cost of Sales                          -                  -
                                ------------      ------------
    Gross Profit                         -                  -

Operating Expenses
  General and Administrative        14,601             17,390
                               ------------       ------------
    Total Operating Expenses        14,601             17,390
                               ------------       ------------
    Loss from Operations           (14,601)           (17,390)
  Interest Expense                       -                  -
                               ------------       ------------
Net Loss                       $   (14,601)       $   (17,390)
                               ============       ============

Basic and Diluted
  Net Loss per Common Share    $     (.001)       $     (.001)
                               ============       ============

Weighted Average Shares
            Outstanding         22,704,957         13,311,987
                               ============       ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



















                                       6
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, JANUARY 23, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                        Number    At Par    Add'l                   Total
                          of       Value   Paid In  Accumulated  Stockholder
                        Shares     $.01    Capital   (Deficit)      Equity
Balance,              ---------  --------  --------  ---------    ---------
  January 23, 2004           0   $      0  $      0  $      0     $      0

Issuance of Common
  Stock to eCom eCom         1          -         -         -            -

Net Loss 2004                -          -         -        (5)          (5)

Cancellation of Common
  Stock by eCom eCom        (1)         -         -         -            -

Assets Distribution
  from eCom eCom             -          -     1,444         -        1,444

Issuance of Common
  Stock to eCom eCom
  Shareholders          499,503     4,995    (4,995)        -            -

Sale of Common Stock
  (See Note O)        5,000,000    50,000         -         -       50,000

Net Loss 2005                -         -          -   (50,707)     (50,707)

Convert Related Party
  Debt to Common
  Stock (See Note O)  8,888,303    88,883         -         -       88,883

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -         -       10,000

Net Loss 2006                -         -          -  (121,850)    (121,850)

Convert Related Party
  Debt to Common Stock
  (See Note P)        7,913,401    79,134         -         -       79,134

Convert Professional
  Fees to Common Stock  850,000     8,500         -         -        8,500

Net Loss Year-to-Date        -         -          -   (69,831)     (69,831)
                     ----------  --------  --------  ---------    ---------
Balance,
  February 28, 2007  24,151,207  $241,512  $(3,551)  $(242,394)   $ (4,433)
                     ==========  ========  ========  =========    =========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                       7

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                                INCEPTION
                                                            JANUARY 23, 2004
                                                                 THROUGH
                                        2007        2006    FEBRUARY 28, 2007
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                     (61,074)    (13,415)      (160,185)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities            (61,074)    (13,415)      (160,185)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                  87,634           -        137,634
  Proceeds of loans from shareholders        -           -         55,217
  Repayment of loans from shareholders (20,080)          -        (24,780)
  Repayment of loans - related company  (5,933)    (30,000)        (8,233)
  Proceeds of loans from related party       -          17          5,951
  Loans to related company                   -      (5,000)        (5,000)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   61,621     (34,983)       160,789
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash          547     (48,398)           604

Cash and Cash Equivalents at
 Beginning of Period                        57      48,627              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $     604   $     229      $     604
                                     ==========  ==========     ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                        8

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                   2007               2006
                                              ------------       ------------
  Net Income (Loss)                           $   (69,831)       $   (91,512)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                 11
   Convert related party debt to equity                 -             65,766
   Convert professional fees to equity                  -             10,000
   Convert account payable to equity                                   5,853
 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     3,757              3,967

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -             (7,500)

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (61,074)       $   (13,415)
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

eCom eCom.com, Inc. spun off AAB National Company on June 4, 2004. AAB National Company changed its name to Diamond Energy Partners, Inc. on August 19, 2005. The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477. The telephone number is (561) 745-6789.

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

NOTE F - PREPAID EXPENSES

The Company has prepaid expenses at February 28, 2007 and May 31, 2006 in the amounts of $8 and $5,008, respectively, which consist of professional consulting fees paid in advance.

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

NOTE I - STOCKHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $78 and $6,012 at February 28, 2007 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $17 and $20,097 at February 28, 2007 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry forward as of February 28, 2007 totals approximately $210,600. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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
                                                      FEBRUARY 28, 2007

       Loss carry forward for tax purposes             $      210,600
                                                       ================
       Deferred tax asset (34%)                                71,604
       Valuation allowance                                    (71,604)
                                                       ----------------
       Net deferred tax asset                          $            0
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2007 was $36,766. All or a portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period. See Note Q.

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

Partners, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Diamond Energy Partners, Inc. reduced a portion of its outstanding accounts payable to the related company by $88,882 by issuing the company 8,888,303 shares of its common voting shares. During the current nine-month period, an additional 5,684,613 shares were issued to reduce the remaining balance owed to the related company. See Note O relating to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at February 28, 2007.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 28, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

On May 3, 2006, the United States Trustee filed a Motion To Dismiss Case or Convert Case to a Chapter 7. On May 5, 2005 the United States Trustee filed a Notice of Hearing set for June 19, 2005. On June 13, 2006 a letter was written to the United States Trustee's Office from Michael Yetnikoff, Esq.
of Schiff-Hardin L.P. The purpose of Mr. Yetnikoff's correspondence was to request a thirty (30) day extension to this June 19, 2006 hearing to allow the SEC the time to review eCom's proposed Reorganization Plan and Disclosure Statement. Mr. Yetnikoff's firm represents petitioning creditors and Plan Proponent, American Capital Holdings, Inc. During the period from July thru August, 2006, the Debtor's attorney of Kluger, Peretz, Kaplin & Berlin and Mr. Yetnikoff of Schiff-Hardin, LP were in frequent contact with the SEC offices in Atlanta, Georgia regarding eCom's Joint Plan of Reorganization and Disclosure Statement. On July 10, 2006, the Company's attorneys received written notice from the SEC to leave the treatment of the eCom spin-off companies as is. On August 25, 2006 the Joint Plan of Reorganization and Disclosure Statement was filed by the Debtor, eCom and Petitioning Creditor American Capital Holdings, Inc. On September 7, 2006 the SEC notified eCom's and American Capital Holdings, Inc.'s attorneys that there were no unsatisfied comments regarding the Plan and Disclosure Statement.

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.6. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.7. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday May 14, 2007 at 2:00 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

                                     19
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

The Company has purposely postponed acquisition and funding commitment discussions until after the May 14, 2007 hearing is completed.

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


RESULTS OF OPERATIONS
---------------------

Comparison of the nine months ended February 28, 2007
with the nine months ended February 28, 2006
-------------------------------------------------------------------
Revenue for the nine month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for both nine month periods.

Operating expenses for the nine months ended February 28, 2007 totaled $(69,269) compared to $(91,512) for the nine months ended February 28, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current nine-month period was $562 compared to $0 in the corresponding prior year period.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the nine months ended February 28, 2007 was $(69,831) versus a net loss of $(91,512) recorded in the nine months ended February 28, 2006.

                                       20
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

Comparison of the three months ended February 28, 2007
with the three months ended February 28, 2006
-------------------------------------------------------------------

Revenue for the three month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for both three month periods.

Operating expenses for the three months ended February 28, 2007 totaled $(14,601) compared to $(17,390) for the three months ended February 28, 2006. These charges consisted of general and administrative expenses which increased from the prior year period due to increased consulting fees.

Interest expense in the current quarter was $0 compared to $0 in the prior year quarter.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the three months ended February 28, 2007 was $(14,601) versus a net loss of $(17,390) recorded in the three months ended February 28, 2006.

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


                                       21
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Any control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

EXHIBIT
 NUMBER           DESCRIPTION
--------          -------------------
  31.1             Certification required under Section 302 of
                    the Sarbanes-Oxley Act of 2002 by the CEO

  31.2             Certification required under Section 302 of
                    the Sarbanes-Oxley Act 0f 2002 by the CFO

  32               Section 1350 Certification

99.1             June 6, 2005 Court Orders issued by Judge Friedman
                  approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. (1)

99.2             June 14, 2005 Interim Order for Post Petition $100,000
                  eCom Debtor-In-Possession financing provided by American Capital Holdings. (1)

99.3             July 18, 2005 letter from the Securities and Exchange
                  Commission asking AAB National Company to provide legal analysis for their "spin-off" share issuance. (1)


                                    23
DIAMOND ENERGY PARTNERS, INC.
f/k/a AAB National Company)
A Development Stage Company)

  99.4             July 20, 2005, Motion for permission to perfect notice to
                    all interested parties via the eCom website, and the July 25, 2005 Court Order this Motion To Limit Notice and the use of electronic service to notice shareholders. (1)

99.5             August 15, 2005 legal analysis from Barney A. Richmond
                    Filed in response to the SEC July 18, 2005 letter. (1)

  99.6             Transcript of March 12, 2007 Confirmation Hearing of debtor
                    eCom eCom.com, Inc. (1)

99.7            Order dated March 23, 2007 Confirming the First Amended Joint
                    Plan of Reorganization of Debtor and American Capital Holdings Inc.

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321506-07-000003)


     (b)  Reports on Form 8-K:

                   None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 16, 2007                            By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 16, 2007                            By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer


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

Date: April 16, 2007
/s/ Barney A. Richmond
Barney A. Richmond
President

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

Date: April 16, 2007

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


                                       26
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Diamond Energy Partners, Inc. (f/k/a AAB National Company), a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 28, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 16, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 16, 2007


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