Form 10KSB
period 2007-05-31
AAB NATIONAL CO
filed 2007-08-31
CIK 1321506

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB
       (Mark One)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 2007

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      For the transition period from ____________ to __________


                        Commission file number 000-51421


                          DIAMOND ENERGY PARTNERS, INC.
                          (f/k/a AAB National Company)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Florida                                 20-1442771
   ----------------------------------        ---------------------------------
     (State or other jurisdiction           (I.R.S Employer Identification No.)
      of incorporation or organization)

    1016 Clemmons Street, Suite 302
              Jupiter, FL                               33477-3305
   ----------------------------------        --------------------------------
(Address of principle executive offices)                (Zip Code)

Issuer's telephone number (561) 745-6789


Securities registered under Section 12 (b) of the Exchange Act:  None

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:


        Common Stock, par value $.01 per share    CUSIP NUMBER: 000303 10 7
       ---------------------------------------------------------------------
                                (Title of class)



Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [X] No [ ]

Registrant's revenues for its most recent fiscal year:      $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2007 the issuer had 27,701,207 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]






































DIAMOND ENERGY PARTNERS, INC.     Form 10-KSB                  MAY 31, 2007
(f/k/a AAB National Company)
(A Development Stage Company)

INDEX
                                                                    PAGE NO.
                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS........................................ 4

ITEM 2    DESCRIPTION OF PROPERTY........................................ 5

ITEM 3    LEGAL PROCEEDINGS.............................................. 5

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 5

                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....... 5

ITEM 6    MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS.6

ITEM 7    FINANCIAL STATEMENTS AND NOTES TO FINANCIALS................... F-1

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.................. F-14

ITEM 8A   CONTROLS AND PROCEDURES........................................ F-14

                                   PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS.............. F-14

ITEM 10   EXECUTIVE COMPENSATION......................................... 26

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 26

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 27

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K............................... 27

ITEM 14   PRINCIPLE ACCOUNTANT FEES AND SERVICES......................... 28

SIGNATURES AND CERTIFICATIONS............................................ 28

       Exhibit 31.1  Certification required under Section 302 of ........ 29 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2  Certification required under Section 302 of ........ 30 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to ........... 31
                     Section 906 of the Sarbanes-Oxley Act





DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to Diamond Energy Partners, Inc. ("Diamond Energy Partners, Inc."). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for the future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

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

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

AAB National=s core business was the marketing of advertising rights to the All American Bowl, a high school senior football all-star game. The last game was played in 1997 when it was broadcast by the Sunshine Network and FOX SportsNet to over 40 million households. The game showcases the top college football recruits in the nation.

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

eCom eCom.com, Inc. spun off AAB National Company on June 4, 2004. AAB National Company changed its name to Diamond Energy Partners, Inc. on August 19, 2005. The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789


                                        4


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 1 DESCRIPTION OF BUSINESS (CONTINUED)

For a more detailed description of the bankruptcy proceedings and future plans for the business see Part II, Item 6 under Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company does not have any off-balance sheet arrangements.
Employees:  The Company does not have any employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 1016 Clemmons Street, Suite, 302, Jupiter, Florida 33477, consisting of approximately 1,277 square feet of office space. The Company shares the office with United States Financial Group, Inc. ("USFG"). USFG incurs the cost and full responsibility of the lease. The lease is for a term of two years, at a rental of $2,213 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2007.

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


                                    5
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
       (CONTINUED)

Dividends: There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

History of Spin-Off Company:

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company.

On June 4, 2004, the Board of Directors of eCom readopted a resolution to spinoff the Company and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the board included instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom=s financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. By spinning off the Company, eCom distributed the common stock of the Company to eCom's shareholders in proportion to the shares held in eCom as the relevant record date.

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

On July 18, 2005, the Company received a letter from the Securities and Exchange Commission asking it to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.1.

In an effort to give the SEC an answer regarding their request for detailed clarification as to the legal analysis of the spin-off companies and to comply with the request to withdraw each of the above referenced spin-off companies' Form 10SBG12, on August 15, 2005 each spin-off company withdrew their respective July 8, 2005 Form 10SBG12 filings. On August 15, 2005 Barney A. Richmond filed a reply with the SEC regarding their July 18, 2005 correspondence. A copy of Mr. Richmond's legal analysis is enclosed as Exhibit No. 99.2.


                                      6


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public are due on September 4, 2007.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, if adopted, would reduce eighteen (18) months off the time that the 144 restriction may be removed; and would save significant SEC registration fee costs for each company. If this proposed rule is adopted by the SEC, 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten percent (10%) interest, payable monthly plus one hundred thousand (100,000) $.01 cent warrants in the company.



                                     7


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Repayment of the promissory note will come from the following intended sources:
1. If the SEC 144 Six (6) Month Rule is adopted, the Company plans to immediately prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

2. If the SEC 144 Six (6) Month Rule is not adopted, the Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offerings in accordance with the existing two (2) year SEC 144 Rule. Upon completion of these offerings, several of the above described Companies would file SB-2 or S-3 Registration Statements to register common shares for resale. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations and the realization of the business= perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business.

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


COMPARISON OF RESULTS OF OPERATIONS:

Year Ended May 31, 2007 vs. Year Ended May 31, 2006.

Revenue for the year ended May 31, 2007 and for the year ended May 31, 2006 was $0.

Cost of sales which includes depreciation expense for the year ended May 31, 2007 and for the year ended May 31, 2006 was $0.

Total operating expenses for the year ended May 31, 2007 was $102,568 compared to $121,485 for the year ended May 31, 2006.

Administrative expense $102,568 in fiscal year 2007 versus $121,485 in 2006 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.


                                      8
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

The operations for the year ended May 31, 2007 resulted in a net loss of $(106,137) versus a net loss of $(121,851) recorded in the year ended May 31, 2006.


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










































                                     10
                              INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2007 and 2006.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, January 23, 2004, through May 31, 2007...........F-4

          Statement of Changes in Shareholders' Equity
           From Inception, January 23, 2004, through May 31, 2007......F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, January 23, 2004, through May 31, 2007...........F-6

          Notes to Financial Statements................................F-8



































                                     F-1
                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U.S. Highway 1, Suite 100
                       North Palm Beach, Florida 33408
                              (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
Palm Beach Gardens, Florida

We have audited the accompanying balance sheets of Diamond Energy Partners, Inc., (f/k/a AAB National Company) (A Development Stage Company), as of May 31, 2007 and 2006, and the related statements of operations and cash flows for the twelve months ended May 31, 2007 and 2006 and from inception, January 23, 2004, through May 31, 2007, and statement of changes in shareholders' equity from inception, January 23, 2004, through May 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Energy Partners, Inc. (f/k/a AAB National Company),(A Development Stage Company), as of May 31, 2007 and 2006 and the results of its operations and cash flows for the 12 months ended May 31, 2007 and 2006 and for the period from inception, January 23, 2004, through May 31, 2007, and the statement of changes in shareholders' equity from inception January 23, 2004 through May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 29, 2007

                                      F-2
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2007 AND 2006
                                                  2007               2006
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents           $         48        $        57
         Inventory                                  1,444              1,444
         Prepaid Expense                                8              5,008
         Loan Receivable Related Parties            7,502              7,300
                                             -------------       ------------

             Total Current Assets                   9,002             13,809
                                             -------------       ------------

TOTAL ASSETS                                 $      9,002        $    13,809
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                 $      7,920        $     9,936
            Loans Payable                           6,280             20,097
            Shareholder Loans                          41              6,012
                                             -------------       ------------
         Total Current Liabilities                 14,241             36,045
                                             -------------       ------------
     Total Liabilities                             14,241             36,045
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.01 par value, 300 million
         Shares authorized, 27,701,207 shares issued
         and outstanding                          277,012
         Common Stock $.01 par value, 300 million
         Shares authorized, 15,387,806 shares issued
         and outstanding                                             153,877
         Paid-in-Capital                           (3,551)            (3,551)
         Deficit accumulated during the
          development stage                      (278,700)          (172,562)
                                             -------------       ------------
  Total Stockholders' Equity                       (5,239)           (22,236)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $      9,002        $    13,809
                                             =============       ============




The accompanying notes are an integral part of these financial statements.



                                       F-3
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION, JANUARY 23, 2004 THROUGH MAY 31, 2007
                                                               INCEPTION,
                                                              JAN 23, 2004
                                                                THROUGH
                                     2007        2006         MAY 31, 2007
                               -------------  ------------    ------------
 Revenues
    Net Sales                 $         -     $       -      $         -
    Cost of Sales                       -             -                -
                               -------------  ------------    ------------
       Gross Profit                     -             -                -

 Operating Expenses
   General and Administrative       102,568       121,485         274,765
                               -------------  ------------    ------------

       Total Operating Expenses     102,568       121,485         274,765
                               -------------  ------------    ------------
         Loss from Operations      (102,568)     (121,485)       (274,765)
                               -------------  ------------    ------------

  Other Income (Expense)
       Interest Expense               3,569           366           3,935
                               -------------  ------------    ------------
       Net Other Expenses            (3,569)         (366)         (3,935)

      Net Loss                 $   (106,137)  $  (121,851)    $  (278,700)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share     $      (.005)  $     (.010)
                               =============   ============


Weighted Average Shares
     Outstanding                 21,544,507     11,644,156
                               =============   ============







The accompanying notes are an integral part of these financial statements.





                                       F-4


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, JANUARY 23, 2004, THROUGH MAY 31, 2007

                            Number   At Par     Add'l                Total
                              of      Value   Paid In  Accumulated  Stockholder
                            Shares     $.01   Capital  (Deficit)     Equity
Balance,                ----------- -------- --------- ---------- -----------
 January 23, 2004                0  $      0  $     0  $       0    $      0

Issuance of
 Common Stock to
 eCom eCom.com Inc.              1         0        0          0           0

Net Loss 2004                    0         -        -         (5)         (5)

Cancellation of
 Common Stock
 by eCom eCom                   (1)       (0)      (0)         0           0

Assets Distribution
 from eCom eCom                  0         0     1,444         0       1,444

Issuance of
 Common Stock to
 eCom eCom.com             499,503     4,995    (4,995)        0           0

Sale of Common Stock
 (See Note P)            5,000,000    50,000         0         0      50,000

Net Loss 2005                    0         0         0   (50,707)    (50,707)

Convert Debt to
 Common Stock
 (See Note Q)            8,888,303    88,883         0         0      88,883

Convert Professional
 fees to Common Stock    1,000,000    10,000         -         -      10,000

Net Loss 2006                    -         -         -  (121,851)   (121,851)

Convert Related Party
  Debt to Common Stock
  (See Note P)          11,463,401   114,634         -         -     114,634

Convert Professional
  Fees to Common Stock     850,000     8,500         -         -       8,500

Net Loss 2007                    -         -         -  (106,137)   (106,137)
                         ----------- -------- --------- ---------- ----------
Balance,
 May 31, 2007           27,701,207  $277,012  $ (3,551)$(278,700) $ (128,249)
                        =========== ========  ========= ========== ==========
The accompanying notes are an integral part of these financial statements.
                                       F-5
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION,
JANUARY 23, 2004 THROUGH MAY 31, 2007

                                                                   INCEPTION
                                                                  JAN 23, 2004
                                                                     THROUGH
                                               2007       2006    MAY 31, 2007
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers               $      -   $      -   $       -
  Cash paid to suppliers of goods
      and services                                 (9)   (49,521)    (99,120)
  Income taxes paid                                 -          -           -
  Interest paid                                     -          -           -
  Interest received                                 -          -           -
                                            ----------  ---------   ---------
     Net Cash Flows Used in
       Operating Activities                        (9)   (49,521)    (99,120)
                                            ----------  ---------  ---------
Cash Flows From Investing Activities
  Payment of Intangible Assets                      -          -           -
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Investing Activities               -          -           -
                                            ----------  ---------   ---------
Cash Flows From Financing Activities
  Proceeds from sale of stock                       -          -      50,000
  Proceeds of loans from stockholders               -     55,217      55,217
  Payment to related companies                      -    (5,000)      (5,000)
  Repayment of loan to related company              -         -       (2,300)
  Proceeds of loans from related party              -      5,951       5,951
  Payment to shareholders                           -          -      (4,700)
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities               -        951      99,168
                                            ----------  ---------   ---------
Net Increase / (Decrease) in Cash                  (9)   (48,570)         48

Cash and Cash Equivalents at
 Beginning of Period                               57     48,627           0

                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $      48   $     57    $     48
                                            ==========  =========   =========



The accompanying notes are an integral part of these financial statements.


                                      F-6
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                2007                2006


  Net Income (Loss)                       $     (106,137)      $    (121,850)
  Add items not requiring outlay of cash:
   Write off of intangible asset                       -                   -
   Convert related party debt to equity          123,134              88,882
   Convert professional fees to equity                 -              10,000
  Cash was increased by:
   Decrease in prepaid assets                      5,000                   -
   Increase in accounts payable                        -               8,884
  Cash was decreased by:
   Increase in accounts receivable
     to a related company                           (202)                  -
   Decrease in accounts payable                   (2,016)
   Decrease in accounts payable
     to a related company                        (19,788)            (30,437)
   Increase in prepaid assets                          -              (5,000)
                                          ---------------      --------------
      Net Cash Flows Used in
       Operating Activities               $           (9)      $     (49,521)
                                          ===============      ==============


Non-Cash Transactions:

The Company reduced its current years accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of Diamond Energy Partners, Inc. The related company invoiced Diamond Energy Partners, Inc. for the expenses it paid. The partial reduction of the accounts payable in the amount of $88,883 were converted to 8,888,303 of Diamond Energy Partners, Inc.'s common stock during the year ending May 31, 2006. For the year ending May 31, 2007 accounts payable for $123,134 were reduced by issuing 12,313,401 shares of restricted common stock.

Diamond Energy Partners, Inc. also paid the professional fees of an independent third party in the amount of $10,000 by issuing 1 million shares of its common stock during the year ending May 31, 2006.




The accompanying notes are an integral part of these financial statements.



                                       F-7
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
It is the policy of management to review the outstanding accounts receivable at each year end, as well as the bad debt write-offs experienced in the past, in order to establish an allowance for doubtful accounts for uncollectible amounts.
                                    F-8
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE F - PREPAID EXPENSES

The Company has prepaid expenses at May 31, 2007 and May 31, 2006 in the amounts of $8 and $5,008, respectively, which consist of professional consulting fees paid in advance.

NOTE G - INTANGIBLE ASSETS

Management estimated that the useful life of certain intangible assets was five
(5) years. The Company amortized the assets using the straight line method over that period. Management determined that the intangible assets would provide the Company with no future economic benefit and, therefore, wrote off the unamortized balance of $65 in June 2005.
                                     F-9
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE H - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 million to 300 million with the state of Florida on August 19, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE I - STOCKHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $6,280 and $20,097 at May 31, 2007 and 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $41 and $6,012 at May 318, 2007 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry forward as of May 31, 2007 totals approximately $247,000. These carry forwards, which will be available to offset future taxable income, expire between 2024 and 2027.

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

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE L - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                                         MAY 31, 2007
                                                       ----------------

       Loss carry forward for tax purposes             $      247,000
                                                       ================
       Deferred tax asset (34%)                                83,980
       Valuation allowance                                    (83,980)
                                                       ----------------
       Net deferred tax asset                          $            0
                                                       ================

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE M - RELATED PARTY TRANSACTIONS

The Company has loans receivable due from related company entities. As of May 31, 2007 the company is owed $202 from eCom eCom, $7,000 from Green Energy Group, and $300 from CRT Holdings Inc.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the fiscal year ended May 31, 2007 was $63,766. All or a portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period. See Note Q.

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

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Statement of Financial Accounting Standards No. 151, Inventory Costs, is an amendment of ARB No. 43, Chapter 4 and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

NOTE O - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 5 million shares of Diamond Energy Partners, Inc. common stock on May 31, 2005 for $50,000. See Note A. American Capital Holdings, Inc. then distributed the 5 million common shares to its shareholders in the form of a dividend. The 8,888,303 common shares distributed to American Capital Holdings, Inc. as partial payment of its accounts payable were also distributed prorata to the stockholders of American Capital Holdings on August 7, 2006. See note P. By definition, Diamond Energy Partners, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of Diamond Energy Partners.

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

NOTE P - STOCKHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of Diamond Energy Partners, Inc. The related company invoiced Diamond Energy Partners, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Diamond Energy Partners, Inc. reduced a portion of its outstanding accounts payable to the related company by $88,882 by issuing the company 8,888,303 shares of its common voting shares. During the current fiscal year, an additional 11,463,401 shares were issued to reduce the remaining balance owed to the related company. See Note O relating to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $6,280 at May 31, 2007.


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

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name                        Age                       Positions Held


Barney A. Richmond          55                  Chairman/President/Secretary
                                                         Director

Richard C. Turner           47                  Treasurer/Director


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

Richard C. Turner has been Treasurer and Director of the Company since February 2005. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, responsible for financial reporting, budgeting and cost accounting.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this filing, there are a total of 27,701,207 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.


                                               Number of         % of Shares
Name and Address                              Shares Owned      Outstanding

Barney A. Richmond, Director & President (1)   5,644,209           20.4%
601 Seafarer Circle
Jupiter, FL

Richard C. Turner, Director, Treasurer   (2)     410,814            1.5%
& Chief Financial Officer
4200 Oak Street
Palm Beach Gardens, FL

United States Financial Group, Inc.            2,528,791            9.1%
1016 Clemmons St., Suite 304
Jupiter, FL

American Capital Holdings, Inc.                7,896,090           28.5%
1016 Clemmons St. Suite 302
Jupiter, FL

All Directors & Executive Officers
     as a group (2 persons)                    6,055,023           21.9%

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
     -----------      -------------------------------------------------------
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

     Exhibit 3.2      Bylaws of the Company (incorporated by reference to the
                        Company's Form 10SB)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

     Exhibit 99.1 July 18, 2005 letter from the Securities and Exchange Commission asking AAB National Company to provide legal analysis for their "spin-off" share issuance. (1)

     Exhibit 99.2 August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (1)

     Exhibit 99.3 Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)

     Exhibit 99.4 Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)


        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321506-07-000003)

        (2) Incorporated by reference to Form 10-QSB for the quarter ended February 28, 2007. (SEC accession number 0001321506-07-000004)


                                      27

DIAMOND ENERGY PARTNERS, INC.
(A Development Stage Company)

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(b) Reports on Form 8-K:
    The Company filed no reports on Form 8-K during the period covered by this report.

This release contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in such forward-looking statements.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees:
The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $4,064 for the fiscal year ended May 31, 2007, and $8,666 for the fiscal year ended May 31, 2006.

Other Fees:
Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2007, and $0 for the fiscal year ended May 31, 2006.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND ENERGY PARTNERS, INC.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Dated: August 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Dated: August 29, 2007

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Dated: August 29, 2007
                                      28
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

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

                                  29

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

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

Date: August 29, 2007

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

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                                    30
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: August 29, 2007

     /s/ Richard C. Turner
     Richard C. Turner, Chief Financial Officer

Exhibit 32

In connection with the Annual Report of DIAMOND ENERGY PARTNERS, INC.(the "Company") on Form 10-KSB for the period ending May 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
     August 29, 2007

     /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer
     August 29, 2007
                                      31

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

[A signed original of this written statement required by Section 906 has been provided to DIAMOND ENERGY PARTNERS, INC. and will be retained by DIAMOND ENERGY PARTNERS, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to DIAMOND ENERGY PARTNERS, INC., 1016 Clemmons St., Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.




































                                      32