Form 10QSB
period 2007-08-31
AAB NATIONAL CO
filed 2007-10-15
CIK 1321506

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from              to ___________

                             File Number 000-51416

                         DIAMOND ENERGY PARTNERS, INC.
                         (f/k/a AAB National Company)
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                     20-1442771
--------------------------------             --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                        1016 Clemmons Street, Suite 302
                             Jupiter, Florida 33477
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (561) 745-6789
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of August 31, 2007 the issuer had 31,399,507 shares of common stock, $.01 Par Value, outstanding]


On March 3, 2005 AAB National Company received Cusip Number:  000303 10 7

On March 23, 2005 AAB National Company received CIK Number: 0001321506

(AAB National Company changed its name to DIAMOND ENERGY PARTNERS, INC. on
 August 19, 2005.)
DIAMOND ENERGY PARTNERS, INC.       FORM 10-QSB              AUGUST 31, 2007
(f/k/a AAB National C0mpany)
A Development Stage Company

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           August 31, 2007 and May 31, 2006 ......................... 4

          Statements of Operations:
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007.......... 5

          Statement of Changes in Shareholders' Equity from
           May 31, 2005 through August 31, 2007 ..................... 6

          Statement of Cash Flows
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007 ......... 7

          Notes to Financial Statements.............................. 9

ITEM 2 Management's Discussion and Analysis or Plan of Operation.... 15

ITEM 3 Controls and Procedures...................................... 19

PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings............................................ 20

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds..................................................... 20

ITEM 3 Defaults Upon Senior Securities.............................. 20

ITEM 4 Submission of Matters to a Vote Of Security Holders ......... 20

ITEM 5 Subsequent Events............................................ 20

ITEM 6 Exhibits..................................................... 20

SIGNATURES AND CERTIFICATIONS....................................... 21

  Exhibit 31.1  Certification required under Section 302 of ........ 22 the Sarbanes-Oxley Act of 2002 by the CE0

  Exhibit 31.2  Certification required under Section 302 of ........ 23 the Sarbanes-Oxley Act of 2002 by the CFO

  Exhibit 32    Certification of CEO and CFO Pursuant to ........... 24
                Section 906 of the Sarbanes-Oxley Act
                                      2
                      Wieseneck, Andres & Company, P.A.
                        Certified Public Accountants
                       772 U.S. Highway 1, Suite 100
                      North Palm Beach, Florida 33408
                               (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Diamond Energy Partners, Inc.
A Development Stage Enterprise
f/k/a AAB National Company
Jupiter, Florida

We have reviewed the accompanying balance sheets of Diamond Energy Partners, Inc., a Development Stage Enterprise, f/k/a AAB National Company, as of August 31, 2007 and 2006, and the related statements of operations, for three month periods ended August 31, 2007 and 2006 and from Inception January 21, 2004 through August 31, 2007, the statement of changes in stockholders' equity from May 31, 2005 through August 31, 2007, and the statement of cash flows for the three month periods ended August 31, 2007 and 2006 and from Inception January 21, 2004 through August 31, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 15, 2007



                                       3

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
BALANCE SHEETS
(UNAUDITED)
                                    AUGUST 31, 2007        MAY 31, 2007
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $         0           $        48
    Inventory                               1,444                 1,444
    Prepaid Expense                             8                     8
    Loan Receivable Related Parties         7,502                 7,502
                                      -----------           -----------
      Total Current Assets                  8,954                 9,002
                                      -----------           -----------
TOTAL ASSETS                          $     8,954           $     9,002
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                $    13,000           $     7,920
      Loans Payable                             -                 6,280
      Shareholder Loans Payable                 9                    41
                                      -----------           -----------
    Total Current Liabilities              13,009                14,241
                                      -----------           -----------
  Total Liabilities                        13,009                14,241
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    31,399,507 at August 31, 2007
    and 27,701,207 at May 31, 2007        313,995              277,012
    Paid-in Capital                        (2,551)              (3,551)
    Deficit Accumulated during
    the Development Stage                (315,499)            (278,700)
                                      -----------          -----------
    Total Stockholders' Equity             (4,055)              (5,239)
                                      -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $     8,954          $     9,002
                                      ===========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                      4


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH AUGUST 31, 2007
(UNAUDITED)
                                                           INCEPTION
                                                        JANUARY 23, 2004
                                                            THROUGH
                                2007           2006      AUGUST 31, 2007
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------   ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     36,569         36,363        311,334
                            ------------   ------------   ------------
    Total Operating Expenses     36,569         36,363        311,334
                            ------------   ------------   ------------
    Loss from Operations        (36,569)       (36,363)      (311,334)
  Interest Expense                  230            315          4,165
                            ------------   ------------   ------------
Net Loss                    $   (36,799)   $   (36,678)   $  (315,499)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $   (.001)     $   (.002)
                            ============   ============

Weighted Average Shares
            Outstanding      31,399,507     18,243,375
                            ============   ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

















                                      5
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  MAY 31, 2005, THROUGH AUGUST 31, 2006
(UNAUDITED)
                         Number    At Par    Add'l                     Total
                           of       Value   Paid In    Accumulated  Stockholder
                         Shares     $.01    Capital     (Deficit)      Equity
Balance,               ---------  --------  --------    ---------    ---------
  May 31, 2005         5,499,503  $ 54,995  $ (3,551)   $(50,712)    $    732

Convert Related Party
  Debt to Common
  Stock (See Note P)   8,888,303    88,883         -           -       88,883

Convert Professional
  Fees to Common Stock 1,000,000    10,000         -           -       10,000

Net Loss 2006                 -         -          -    (121,850)    (121,850)

Convert Related Party
  Debt to Common Stock
  (See Note P)        11,463,401   114,634         -           -      114,634

Convert Professional
  Fees to Common Stock   850,000     8,500         -           -        8,500

Net Loss 2007                  -         -         -    (106,137)    (106,137)
                        ---------  --------  --------   ---------    ---------
Balance,
 May 31, 2007         27,701,207   277,012    (3,551)   (278,700)      (5,239)

Convert Related Party
  Debt to Common Stock
  (See Note P)         1,998,300    19,983     1,000          -        20,983

Convert Professional
  Fees to Common Stock 1,700,000    17,000         -           -       17,000

Net Loss Aug 31, 2007          -         -         -     (36,799)     (36,799)

Balance
  August 31, 2007     31,399,507  $313,995  $ (2,551)  $(315,499)   $  (4,055)
                        =========  ========  ========   =========    =========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                      6

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH AUGUST 31, 2007
(UNAUDITED)
                                                                INCEPTION
                                                            JANUARY 23, 2004
                                                                 THROUGH
                                        2007       2005     AUGUST 31, 2007
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                         (85)    (31,155)       (99,205)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities                (85)    (31,155)       (99,205)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -      57,111         50,000
  Proceeds of loans from shareholders        -           -         55,217
  Repayment of loans from shareholders       -     (20,080)        (4,700)
  Repayment of loans - related company    (131)     (5,933)        (2,431)
  Proceeds of loans from related party     168           -          6,119
  Loans to related company                   -           -         (5,000)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities       37      31,098         99,205
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash          (48)        (57)             0

Cash and Cash Equivalents at
 Beginning of Period                        48          57              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $       0   $       0      $       0
                                     ==========  ==========     ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                      7


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                             AUG. 31, 2007     AUG. 31, 2006
                                              ------------       ------------
  Net Income (Loss)                           $   (36,799)       $   (36,678)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  -
   Convert related party debt to equity            14,634                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              2,500
   Increase in accounts payable                     5,080              3,023

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $       (85)       $   (31,155)
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

eCom eCom.com, Inc. spun off AAB National Company on June 4, 2004. AAB National Company changed its name to Diamond Energy Partners, Inc. on August 19, 2005. The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477. The telephone number is 561-745-689.

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

NOTE F - PREPAID EXPENSES

The Company has prepaid expenses at August 31, 2006 and May 31, 2006 in the amounts of $8 and $8, respectively, which consist of domain name registration fees.

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


NOTE I - STOCKHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $0 and $6,280 at August 31, 2007 and May 31, 2007, respectively, are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $9 and $41 at August 31, 2007 and May 31, 2007, respectively, are non-interest bearing, non-collateralized and due on demand.


NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry forward as of August 31, 2007 totals approximately $300,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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


                                     11
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE L - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:
                                                       AUGUST 31, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $      300,000
                                                       ================
       Deferred tax asset (34%)                               102,000
       Valuation allowance                                   (102,000)
                                                       ----------------
       Net deferred tax asset                          $            0
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the three months ended August 31, 2007 was $16,905. All or a portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period. See Note Q.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three month periods ended August 31, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

On June 4, 2004, the Board of Directors of eCom readopted a resolution to spinoff the Company and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the board included instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom eCom was not able to pay FAST

                                   15
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom=s financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. By spinning off the Company, eCom distributed the common stock of the Company to eCom=s shareholders in proportion to the shares held in eCom as the relevant record date.

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

                                 16

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Upon effectiveness of the Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange. There is currently no public market for the Company=s common stock, until such time as the Company=s Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has been declared effective.

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public were due by September 4, 2007.

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

The success of the Company=s proposed plan of operation will depend primarily on the success of the Company=s business operations and the realization of the business= perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business.

                                 17
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company=s securities may be traded in the over-the-counter (AOTC@) market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the Aspecialist@ common to stock exchanges.

RESULTS OF OPERATIONS
---------------------
Comparison of the three months ended August 31, 2007
with the three months ended August 31, 2007
-------------------------------------------------------------------

Revenue for the three month periods ended August 31, 2007 and August 31, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for both three month periods.

Operating expenses for the three months ended August 31, 2007 totaled $(36,569) compared to $(36,363) for the three months ended August 31, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current quarter was $230 compared to $315 in the prior year quarter.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the three months ended August 31, 2007 was $(36,799) versus a net loss of $(36,678) recorded in the three months ended August 31, 2006.

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



                                     20
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

  99.4    Order dated March 23, 2007 confirming the First Amended
            Joint Plan of Reorganization of Debtor and American
            Capital Holdings Inc. (2)

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321507-07-000003)

        (2) Incorporated by reference to Form 10-QSB for the quarter ended February 28, 2007. (SEC accession number 0001321507-07-00000


       (b)  Reports on Form 8-K:

                   None



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

October 15, 2007                        By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer



October 15, 2007                        By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer



















                                   21

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

Date: October 15, 2007
/s/ Barney A. Richmond
Barney A. Richmond
President                          22
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

Date: October 15, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer             23

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Diamond Energy Partners, Inc. (f/k/a AAB National Company), a Florida corporation (the "Company"), on Form 10-QSB for the period ended August 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: October 15, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: October 15, 2007


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











                                   24