Form 10QSB
period 2007-11-30
AAB NATIONAL CO
filed 2008-01-15
CIK 1321506

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of November 30, 2007 the issuer had 32,964,808 shares of common stock, $.01 Par Value, outstanding]


On March 3, 2005 AAB National Company received Cusip Number:  000303 10 7

On March 23, 2005 AAB National Company received CIK Number: 0001321506

(AAB National Company changed its name to DIAMOND ENERGY PARTNERS, INC. on
 August 19, 2005.)
DIAMOND ENERGY PARTNERS, INC.       FORM 10-QSB             November 30, 2007
(f/k/a AAB National C0mpany)
A Development Stage Company            INDEX
                                                                     PAGE NO.
PART I       FINANCIAL INFORMATION

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

         Three Months Ended November 30, 2006 and 2005..................6

        Statement of Changes in Stockholders' Equity
         from Inception, May 1, 2005 through November 30, 2006..........7

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

ITEM 2  Management's Discussion and Analysis or Plan of Operation......16

ITEM 3  Controls and Procedures........................................20

PART II       OTHER INFORMATION

ITEM 1  Legal Proceedings..............................................21

ITEM 2  Unregistered Sales of Equity Securities and Use of
         Proceeds......................................................21

ITEM 3  Defaults Upon Senior Securities................................21

ITEM 4  Submission of Matters to a Vote Of Security Holders............21

ITEM 5  Subsequent Events..............................................21

ITEM 6  Exhibits.......................................................21

SIGNATURES AND CERTIFICATIONS..........................................22

  Exhibit 31.1  Certification required under Section 302 of .......... 23 the Sarbanes-Oxley Act of 2002 by the CE0
  Exhibit 31.2  Certification required under Section 302 of .......... 24 the Sarbanes-Oxley Act of 2002 by the CFO
  Exhibit 32    Certification of CEO and CFO Pursuant to ............. 25
                Section 906 of the Sarbanes-Oxley Act
                                      2
                      Wieseneck, Andres & Company, P.A.
                        Certified Public Accountants
                       772 U.S. Highway 1, Suite 100
                      North Palm Beach, Florida 33408
                               (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Diamond Energy Partners, Inc.
A Development Stage Enterprise
f/k/a AAB National Company
Jupiter, Florida

We have reviewed the accompanying balance sheets of Diamond Energy Partners, Inc., a Development Stage Enterprise, f/k/a AAB National Company, as of November 30, 2007 and 2006, and the related statements of operations, for six month periods ended November 30, 2007 and 2006 and from Inception January 21, 2004 through August 31, 2007, and for three month periods ended November 30, 2007 and 2006, the statement of changes in stockholders' equity from May 1, 2005 through November 30, 2007, and the statement of cash flows for the six month periods ended November 30, 2007 and 2006 and from Inception January 21, 2004 through November 30, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 15, 2008



                                       3
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
BALANCE SHEETS
(UNAUDITED)
                                      NOV 30, 2007         MAY 31, 2007
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $        40           $        48
    Inventory                               1,444                 1,444
    Prepaid Expense                             8                     8
    Loan Receivable Related Parties         7,502                 7,502
                                      -----------           -----------
      Total Current Assets                  8,994                 9,002
                                      -----------           -----------
TOTAL ASSETS                          $     8,994           $     9,002
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                $    13,570           $     7,920
      Loans Payable                             -                 6,280
      Shareholder Loans Payable               273                    41
                                      -----------           -----------
    Total Current Liabilities              13,843                14,241
                                      -----------           -----------
  Total Liabilities                        13,843                14,241
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    32,964,808 at November 30, 2007
    and 27,701,207 at May 31, 2007        329,648              277,012
    Paid-in Capital                        (2,551)              (3,551)
    Deficit Accumulated during
    the Development Stage                (331,946)            (278,700)
                                      -----------          -----------
    Total Stockholders' Equity             (4,849)              (5,239)
                                      -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $     8,994          $     9,002
                                      ===========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                      4


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                           INCEPTION
                                                          JAN 23, 2004
                                                            THROUGH
                                2007           2006       NOV 30, 2007
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------   ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     52,627         54,668        327,391
                            ------------   ------------   ------------
    Total Operating Expenses     52,627         54,668        327,391
                            ------------   ------------   ------------
    Loss from Operations        (52,627)       (54,668)      (327,391)
  Interest Expense                  619            562          4,555
                            ------------   ------------   ------------
Net Loss                    $   (53,246)   $   (55,230)   $  (331,946)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $     (.002)   $     (.003)
                            ============   ============

Weighted Average Shares
            Outstanding      32,964,808     19,038,258
                            ============   ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

















                                      5
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

                                     2007               2006
                                ------------      ------------
Revenues
  Net Sales                     $        -        $         -
  Cost of Sales                          -                  -
                                ------------      ------------
    Gross Profit                         -                  -

Operating Expenses
  General and Administrative        16,057             18,305
                               ------------       ------------
    Total Operating Expenses        16,057             18,305
                               ------------       ------------
    Loss from Operations           (16,057)           (18,305)
  Interest Expense                     390                247
                               ------------       ------------
Net Loss                       $   (16,447)       $   (18,552)
                               ============       ============

Basic and Diluted
  Net Loss per Common Share    $     (.001)       $     (.002)
                               ============       ============

Weighted Average Shares
            Outstanding         32,964,808         21,893,828
                               ============       ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




















                                       6
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  MAY 31, 2005, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                         Number    At Par    Add'l                     Total
                           of       Value   Paid In    Accumulated  Stockholder
                         Shares     $.01    Capital     (Deficit)      Equity
Balance,               ---------  --------  --------    ---------    ---------
  May 31, 2005         5,499,503  $ 54,995  $ (3,551)   $(50,712)    $    732

Convert Related Party
  Debt to Common
  Stock (See Note P)   8,888,303    88,883         -           -       88,883

Convert Professional
  Fees to Common Stock 1,000,000    10,000         -           -       10,000

Net Loss 2006                 -         -          -    (121,850)    (121,850)

Convert Related Party
  Debt to Common Stock
  (See Note P)        11,463,401   114,634         -           -      114,634

Convert Professional
  Fees to Common Stock   850,000     8,500         -           -        8,500

Net Loss 2007                  -         -         -    (106,137)    (106,137)
                        ---------  --------  --------   ---------    ---------
Balance,
 May 31, 2007         27,701,207   277,012    (3,551)   (278,700)      (5,239)

Convert Related Party
  Debt to Common Stock
  (See Note P)         3,563,601    35,636     1,000          -        36,636

Convert Professional
  Fees to Common Stock 1,700,000    17,000         -           -       17,000

Net Loss Nov 31, 2007          -         -         -     (53,246)     (53,246)
                        ---------  --------  --------   ---------    ---------
Balance
  November 30, 2007   32,964,808  $329,648  $ (2,551)  $(331,946)   $  (4,849)
                        =========  ========  ========   =========    =========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                      7

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                                INCEPTION
                                                               JAN 23, 2004
                                                                 THROUGH
                                        2007       2006        NOV 30, 2007
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                        (309)    (46,473)       (99,429)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities               (309)    (46,473)       (99,429)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -      73,009         50,000
  Proceeds of loans from shareholders        -           -         55,217
  Repayment of loans from shareholders       -     (20,080)        (4,700)
  Repayment of loans - related company    (131)     (5,933)        (2,431)
  Proceeds of loans from related party     432           -          6,383
  Loans to related company                   -           -         (5,000)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities      301      46,996         99,469
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash           (8)        523             40

Cash and Cash Equivalents at
 Beginning of Period                        48          57              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $      40   $     580      $      40
                                     ==========  ==========     ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                      8


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                              NOV 31, 2007       NOV 31, 2006
                                              ------------       ------------
  Net Income (Loss)                           $   (53,246)       $   (55,230)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  -
   Convert related party debt to equity            30,287                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              5,000
   Increase in accounts payable                     5,650              3,757

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $      (309)       $   (46,473)
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

NOTE F - PREPAID EXPENSES

The Company has prepaid expenses at November 30, 2007 and May 31, 2007 in the amounts of $8 and $8, respectively, which consist of domain name registration fees.

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


NOTE I - STOCKHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $0 and $6,280 at November 30, 2007 and May 31, 2007, respectively, are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $273 and $41 at November 30, 2007 and May 31, 2007, respectively, are non-interest bearing, non-collateralized and due on demand.


NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry forward as of November 30, 2007 totals approximately $320,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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


                                     12
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE L - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:
                                                      NOVEMBER 30, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $      320,000
                                                       ================
       Deferred tax asset (34%)                               108,080
       Valuation allowance                                   (108,080)
                                                       ----------------
       Net deferred tax asset                          $            0
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2007 was $27,530. All or a portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period. See Note Q.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three month periods ended November 30, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2007
with the six months ended November 30, 2006
-------------------------------------------------------------------

Revenue for the six month periods ended November 30, 2007 and November 30, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for both six month periods.

Operating expenses for the six months ended November 30, 2007 totaled $(52,627) compared to $( 54,668) for the six months ended November 30, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the six month period was $390 compared to $562 in the prior year six month period.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the six months ended November 30, 2007 was $(53,246) versus a net loss of $(55,230) recorded in the six months ended November 30, 2006.

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

  99.2      June 14, 2005 Interim Order for Post Petition $100,000 eCom Debtor-
              In-Possession financing provided by American Capital Holdings. (1)

  99.3      July 18, 2005 letter from the Securities and Exchange Commission asking AAB National to provide legal analysis for their "spin-off" share issuance. (1)



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

January 15, 2008                        By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer



January 15, 2008                        By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer



















                                   22

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

Date: January 15, 2008
/s/ Barney A. Richmond
Barney A. Richmond
President                          23
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

Date: January 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer             24

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Diamond Energy Partners, Inc. (f/k/a AAB National Company), a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: January 15, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 15, 2008


[A signed original of this written statement required by Section 906 has been provided to Diamond Energy Partners, Inc. (f/k/a AAB National Company) and will be retained by Diamond Energy Partners, Inc