Form 10QSB
period 2008-02-29
AAB NATIONAL CO
filed 2008-04-15
CIK 1321506

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of February 29, 2008 the issuer had 33,832,629 shares of common stock, $.01 Par Value, outstanding]


On March 3, 2005 AAB National Company received Cusip Number:  000303 10 7

On March 23, 2005 AAB National Company received CIK Number: 0001321506

(AAB National Company changed its name to DIAMOND ENERGY PARTNERS, INC. on
 August 19, 2005.)
DIAMOND ENERGY PARTNERS, INC.       FORM 10-QSB             February 29, 2008
(f/k/a AAB National C0mpany)
A Development Stage Company            INDEX
                                                                     PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm.........3

        Balance Sheets
         February 29, 2008 and May 31, 2007.............................4

        Statements of Operations
         Nine Months Ended February 29, 2008 and February 28, 2007
          and from Inception, January 23, 2004 through
          February 29, 2008.............................................5

         Three Months Ended February 29, 2008 and February 28, 2007.....6

        Statement of Changes in Stockholders' Equity
         from Inception, May 1, 2005 through February 29, 2008..........7

        Statement of Cash Flows
         Nine Months Ended February 29, 2008 and February 28, 2007 and
          from Inception, January 23, 2004 through February 29, 2008....8

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


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Diamond Energy Partners, Inc.
A Development Stage Enterprise
f/k/a AAB National Company
Jupiter, Florida

We have reviewed the accompanying balance sheets of Diamond Energy Partners, Inc., a Development Stage Enterprise, f/k/a AAB National Company, as of February 29, 2008 and February 28, 2007, and the related statements of operations, for nine month periods ended February 29, 2008 and February 28, 2007 and from Inception January 21, 2004 through February 29, 2008, and for three month periods ended February 29, 2008 and February 28, 2007, the statement of changes in stockholders' equity from May 1, 2005 through February 29, 2008, and the statement of cash flows for the nine month periods ended February 29, 2008 and February 28, 2007 and from Inception January 21, 2004 through February 29, 2008. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 15, 2008



                                       3
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
BALANCE SHEETS
(UNAUDITED)
                                      FEB 29, 2008         MAY 31, 2007
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $         3           $        48
    Inventory                               1,444                 1,444
    Prepaid Expense                             8                     8
    Loan Receivable Related Parties         7,502                 7,502
                                      -----------           -----------
      Total Current Assets                  8,957                 9,002
                                      -----------           -----------
TOTAL ASSETS                          $     8,957           $     9,002
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                $    13,712           $     7,920
      Loans Payable                             -                 6,280
      Shareholder Loans Payable               110                    41
                                      -----------           -----------
    Total Current Liabilities              13,822                14,241
                                      -----------           -----------
  Total Liabilities                        13,822                14,241
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    33,832,629 at November 30, 2007
    and 27,701,207 at May 31, 2007        338,326              277,012
    Paid-in Capital                        (2,551)              (3,551)
    Deficit Accumulated during
    the Development Stage                (340,719)            (278,700)
                                      -----------          -----------
    Total Stockholders' Equity             (4,944)              (5,239)
                                      -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $     8,957          $     9,002
                                      ===========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                      4


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                           INCEPTION
                                                          JAN 23, 2004
                                                            THROUGH
                            FEB 29, 2008   FEB 28, 2007   FEB 29, 2008
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------   ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     61,258         69,269        336,023
                            ------------   ------------   ------------
    Total Operating Expenses     61,258         69,269        336,023
                            ------------   ------------   ------------
    Loss from Operations        (61,258)       (69,269)      (336,023)

  Interest Expense                  761            562          4,697
                            ------------   ------------   ------------
Net Loss                    $   (62,019)   $   (69,831)   $  (340,720)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $     (.002)   $     (.003)
                            ============   ============

Weighted Average Shares
            Outstanding      33,832,629     20,260,491
                            ============   ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
















                                      5
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

                                FEB 29, 2008      FEB 28, 2007
                                ------------      ------------
Revenues
  Net Sales                     $        -        $         -
  Cost of Sales                          -                  -
                                ------------      ------------
    Gross Profit                         -                  -

Operating Expenses
  General and Administrative         8,632             14,601
                               ------------       ------------
    Total Operating Expenses         8,632             14,601
                               ------------       ------------
    Loss from Operations            (8,632)           (14,601)

  Interest Expense                     142                  -
                               ------------       ------------
Net Loss                       $    (8,774)       $   (14,601)
                               ============       ============

Basic and Diluted
  Net Loss per Common Share    $     (.001)       $     (.001)
                               ============       ============

Weighted Average Shares
            Outstanding         33,832,629         22,704,957
                               ============       ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



















                                       6
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  MAY 31, 2005, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                         Number    At Par    Add'l                     Total
                           of       Value   Paid In    Accumulated  Stockholder
                         Shares     $.01    Capital     (Deficit)      Equity
Balance,               ---------  --------  --------    ---------    ---------
  May 31, 2005         5,499,503  $ 54,995  $ (3,551)   $(50,712)    $    732

Convert Related Party
  Debt to Common
  Stock (See Note P)   8,888,303    88,883         -           -       88,883

Convert Professional
  Fees to Common Stock 1,000,000    10,000         -           -       10,000

Net Loss 2006                 -         -          -    (121,850)    (121,850)

Convert Related Party
  Debt to Common Stock
  (See Note P)        11,463,401   114,634         -           -      114,634

Convert Professional
  Fees to Common Stock   850,000     8,500         -           -        8,500

Net Loss 2007                  -         -         -    (106,137)    (106,137)
                        ---------  --------  --------   ---------    ---------
Balance,
 May 31, 2007         27,701,207   277,012    (3,551)   (278,700)      (5,239)

Convert Related Party
  Debt to Common Stock
  (See Note P)         4,431,422    44,314     1,000          -        45,314

Convert Professional
  Fees to Common Stock 1,700,000    17,000         -           -       17,000

Net Loss Feb 29, 2008          -         -         -     (62,019)     (62,019)
                        ---------  --------  --------   ---------    ---------
Balance
  February 29, 2008   33,832,629  $338,326  $ (2,551)  $(340,719)   $  (4,944)
                        =========  ========  ========   =========    =========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                      7

DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, JANUARY 23, 2004, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                                INCEPTION
                                                               JAN 23, 2004
                                                                 THROUGH
                                   FEB 29, 2008  FEB 28, 2007  FEB 29, 2008
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                        (360)    (61,074)       (99,480)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities               (360)    (61,074)       (99,480)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                      48      87,634         50,048
  Proceeds of loans from shareholders      108           -         55,325
  Repayment of loans from shareholders     (90)    (20,080)        (4,790)
  Repayment of loans - related company    (179)     (5,933)        (2,479)
  Proceeds of loans from related party     428           -          6,379
  Loans to related company                   -           -         (5,000)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities      315      61,621         99,483
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash          (45)        547              3

Cash and Cash Equivalents at
 Beginning of Period                        48          57              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $       3   $     604      $       3
                                     ==========  ==========     ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                      8


DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                              FEB 29, 2008       FEB 28, 2007
                                              ------------       ------------
  Net Income (Loss)                           $   (62,019)       $   (69,831)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  -
   Convert related party debt to equity            38,868                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              5,000
   Increase in accounts payable                     5,791              3,757

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $      (360)       $   (61,074)
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

NOTE F - PREPAID EXPENSES

The Company has prepaid expenses at February 29, 2008 and May 31, 2007 in the amounts of $8 and $8, respectively, which consist of domain name registration fees.

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


NOTE I - STOCKHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $0 and $6,280 at February 29, 2008 and May 31, 2007, respectively, are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $110 and $41 at February 29, 2008 and May 31, 2007, respectively, are non-interest bearing, non-collateralized and due on demand.


NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry forward as of February 29, 2008 totals approximately $320,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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
                                                      FEBRUARY 29, 2008
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

NOTE M - RELATED PARTY TRANSACTIONS

The Company has loans payable due to related company entities. eCom eCom.com, Inc. is owed $80 for funds advanced to the Company for its operations.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 29, 2008 was $32,155. All or a portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period. See Note Q.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three month periods ended February 29, 2008 and February 28, 2007 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

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

The new SEC 144 Rule will reduce eighteen (18) months off the time that the 144 restriction may be removed; and saves significant SEC registration fee costs for each company. This rule adopted by the SEC on December 15, 2007 assures that, 144 Private Placement shares will be automatically eligible for resale in six
(6) months.

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

Repayment of the promissory note will come from the following intended sources:
The SEC 144 Six (6) Month Rule was adopted on December 15, 2007 becoming effective on February 15, 2007. The Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

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




                                     18
DIAMOND ENERGY PARTNERS, INC.
(f/k/a AAB National Company)
(A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company=s securities may be traded in the over-the-counter (AOTC@) market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the A specialist@ common to stock exchanges.

RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended February 29, 2008
with the nine months ended February 28, 2007
-------------------------------------------------------------------

Revenue for the nine month periods ended February 29, 2008 and February 28, 2007 was $0.

Cost of sales, which includes depreciation expense, was $0 for both nine month periods.

Operating expenses for the nine months ended February 29, 2008 totaled $(61,258) compared to $(69,269) for the nine months ended February 29, 2008. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the nine month period was $761 compared to $562 in the prior year nine month period.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the nine months ended February 29, 2008 was $(62,019) versus a net loss of $(69,831) recorded in the six months ended February 28, 2007.

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

April 15, 2008                         By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer



April 15, 2008                         By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer



















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

Date: April 15, 2008
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

Date: April 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer             24

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Diamond Energy Partners, Inc. (f/k/a AAB National Company), a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 15, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2008


[A signed original of this written statement required by Section 906 has been provided to Diamon